Form 10QSB
period 1996-03-31
SEMICONDUCTOR LASER INTERNATIONAL CORP
filed 1996-05-15
CIK 921445

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                ---------------

                                   FORM 10-QSB

(Mark one)
[x] Quarterly report under section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the quarter ended March 31,1996

[ ] Transition Report under section 13 or 15(d) of the Securities Exchange Act of 1934

                           Commission File No. 333-754

                  Semiconductor Laser International Corporation
       -----------------------------------------------------------------
       (Exact Name of Small Business Issuer as Specified in its Charter)

           New York                                          16-1446679
- -------------------------------                          -------------------
(State or other Jurisdiction of                           (I.R.S. Employer
Incorporation or Organization)                           Identification No.)

148 Vestal Parkway East, Vestal, New York                     13850
- -----------------------------------------                   ---------
(Address of principal executive offices)                    (Zip code)

Registrant's telephone number, including area code : (607) 754-0112

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

         Yes      [ ]               No      [x]

         As of May 15,1996, there were outstanding 3,298,653 shares of the issuer's common Stock, par value $.01 per share.

Transitional Small Business Disclosure Format

         Yes      [  ]              No      [x]

                          Part I. FINANCIAL INFORMATION


                  Semiconductor Laser International Corporation
                        (a Development Stage Enterprise)


                                  Balance Sheet

                                                                   December 31,       March 31,
                                                                      1995              1996
                                                                                     (unaudited)
                                                                   ------------      -----------
Assets
Current Assets
 Cash and cash equivalents ................................       $   491,971        $ 7,394,612
 Restricted cash ..........................................            39,071             25,970
 Accounts receivable ......................................             5,335             18,170
 Inventory ................................................             2,600              3,340
 Deposits and other assets ................................             4,130              4,130
                                                                  -----------        -----------

     Total current assets .................................           543,107          7,446,222

 Deferred financing cost ..................................           134,431               --
 Equipment, net ...........................................           162,175            182,280
 Intangible assets, net ...................................             2,022              1,853

                                                                 -----------        -----------
     Total assets .........................................       $   841,735        $ 7,630,355
                                                                  ===========        ===========

Liabilities and Shareholders' Equity
Current Liabilities
 Accounts payable .........................................       $   208,940        $   312,432
 Accrued expenses and other liabilities ...................           134,331            198,281
 Current portion of long-term debt ........................            81,787             55,915
                                                                  -----------        -----------

     Total current liabilities ............................           425,058            566,628

Long-term debt ............................................            19,882             18,851
Accrued royalty payments ..................................           100,000            100,000
                                                                  -----------        -----------

     Total liabilities ....................................           544,940            685,479
                                                                  -----------        -----------

Commitments and contingencies (Note 5)

Shareholders' Equity
Common stock, $.01 par value, 20,000,000 shares authorized,
 1,393,653 shares issued and outstanding December 31, 1995;
 3,243,653 shares issued and outstanding March 31, 1996 ...            13,936             32,437
Additional paid-in capital ................................         2,035,065          9,340,549
Deficit accumulated during the development stage ..........        (1,752,206)        (2,428,110)
                                                                  -----------        -----------
     Total shareholders' equity ...........................           296,795          6,944,876
                                                                  -----------        -----------
     Total liabilities and shareholders' equity ...........       $   841,735        $ 7,630,355
                                                                  ===========        ===========

                 See accompanying notes to financial statements

                  Semiconductor Laser International Corporation
                        (A Development Stage Enterprise)

                             Statement of Operations



                                                                      Three Months Ended
                                                                           March 31,                    Cumulative
                                                                   1995                1996           From Inception
                                                               (unaudited)         (unaudited)          (unaudited)
                                                               -----------------------------------------------------
Operating Expenses:
Research and development expenses                             $ 24,973              $  83,320            $   449,742
General and administrative expenses                             74,213                304,470              1,622,969
Royalties                                                           --                     --                100,000
                                                              --------              ----------           -----------

     Loss from operations                                      (99,186)              (387,790)            (2,172,711)

Interest income                                                  2,029                 17,187                 49,902
                                                              --------              ----------           -----------

     Loss before extraordinary item                            (97,157)              (370,603)            (2,122,809)

Extraordinary loss on early extinguishment of debt                  --               (305,301)              (305,301)
                                                              ---------              ---------           -----------
     Net loss after extraordinary item                        $(97,157)             $(675,904)           $(2,428,110)
                                                              ========              ==========           ===========

Net loss per share:

     Loss before extraordinary item                           $  (0.11)             $   (0.20)           $     (1.16)
     Extraordinary item                                           0.00                  (0.17)                 (0.17)
                                                              --------              ----------           -----------
Net loss                                                      $  (0.11)             $   (0.37)           $     (1.33)
                                                              ========              ==========           ===========

Weighted average shares outstanding                            909,792              1,831,426              1,831,426
                                                              ========              ==========           ===========




                 See accompanying notes to financial statements

                  Semiconductor Laser International Corporation
                        (A Development Stage Enterprise)
                            Statement of Cash Flows



                                                                      Three Months Ended                  Cumulative
                                                                           March 31,                         From
                                                                 1995                  1996               Inception
                                                              (Unaudited)           (Unaudited)           (Unaudited)
                                                              -----------           -----------           -----------

Cash flows from operating activities:
Net loss                                                      $   (97,157)          $  (675,904)          $(2,428,110)
Adjustments to reconcile net loss to net cash used
 in operating activities:
 Depreciation and amortization                                      1,585                11,033                39,949
 Expenses settled through the issuance of common
   shares and options                                                --                    --                 400,418
 Amortization of debt discount                                       --                  51,585                51,585
Change in assets and liabilities:
 Decrease (increase) in accounts receivable                         1,010               (12,835)              (18,170)
 (Increase) in inventory                                             --                    (740)               (3,340)
 (Increase) in deposits and other assets                             --                    --                  (4,130)
 Decrease in deferred financing cost                                 --                 134,431                  --
 Increase in accounts payable                                       1,783               103,492               312,432
 Increase in accrued expenses and other liabilities                 8,147                63,950               198,281
 Increase in accrued royalty payments                                --                    --                 100,000
                                                              -----------           -----------           -----------

Net cash used in operating activities                             (84,632)             (324,988)           (1,351,085)
                                                              -----------           -----------           -----------

Cash flows from investing activities:
Purchase of equipment                                              (5,684)              (30,969)             (207,711)
Increase in intangible assets                                        --                    --                  (3,370)
                                                              -----------           -----------           -----------

Net cash used in investing activities                              (5,684)              (30,969)             (211,081)
                                                              -----------           -----------           -----------

Cash flows from financing activities:
Proceeds from long term debt                                         --                 455,000               556,669
Payments on long-term debt                                           --                (533,488)             (533,488)
Issuance of stock, net of expenses                                 63,676             7,323,985             8,959,567
                                                              -----------           -----------           -----------

Net cash provided by financing activities                          63,676             7,245,497             8,982,748
                                                              -----------           -----------           -----------

Net (decrease) increase in cash, cash equivalents, and
 restricted cash                                                  (26,640)            6,889,540             7,420,582
Cash, cash equivalents, and restricted cash at
 beginning of period                                              170,138               531,042                  --
                                                              -----------           -----------           -----------

Cash, cash equivalents, and restricted cash at end of
 period                                                       $   143,498           $ 7,420,582           $ 7,420,582
                                                              ===========           ===========           ===========



                 See accompanying notes to financial statements

                  Semiconductor Laser International Corporation

                        (A Development Stage Enterprise)


                          Notes to Financial Statements

             (Information for March 31, 1995 and 1996 is unaudited)





1.    Organization

      Semiconductor Laser International Corporation (the "Company") was incorporated in New York on September 21, 1993 (inception) to produce high power semiconductor diode laser wafers and bars ("HPDL's"), and to market products worldwide through major sales representative firms. The Company's fiscal year end is December 31.

      The Company's primary activities since incorporation, as a development stage enterprise, have been research and development, business and financial planning and raising capital. The Company currently relies exclusively on the facilities provided through the Wright Cooperative Research and Development Agreement (CRDA) with the U.S. Air Force for the development and quality control testing of its HPDL's. The CRDA expires in September 1996 unless extended for one year by mutual agreement of the parties. The Company has incurred net losses and a net cash outflow from operations since inception. The Company expects to complete the development stage and begin full production of the HPDL's in September 1996. The Company anticipates that it will continue to incur significant and increasing losses until it is able to manufacture HPDL's in commercial quantities and generate sales levels sufficient to support operations. The Company has raised sufficient funds through an initial public offering of the Company's common stock to fund the establishment of its manufacturing facility. However, there is no assurance that the Company will be able to complete the development and commence manufacture of HPDL's. As a result of the foregoing, there remains substantial doubt as to the Company's ability to continue as a going concern, unless the manufacturing facility is on line and operational by the end of 1996. The company has just entered into a definitive contract to purchase the land for the manufacturing facility. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

2.    Basis of Presentation

      The information presented for March 31, 1995 and 1996, and for the three-month periods then ended, is unaudited, but, in the opinion of the Company's management, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments) which the Company considers necessary for the fair presentation of the Company's financial position as of March 31, 1996 and the results of its operations and its cash flows for the three-month periods ended March 31, 1995 and 1996. The financial statements included herein have been prepared in accordance with generally accepted accounting principles and the instructions to Form 10-QSB and Rules 10.01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the Company's audited financial statements for the year ended December 31, 1995, which were included as part of the Company's Registration Statement on Form S-1 (Registration No 333-754), as declared effective by the Securities and Exchange Commission on March 19, 1996.

      Results for the interim period are not necessarily indicative of results that may be expected for the entire year.

3.    Summary of Significant Accounting Policies

      Net Loss Per Share

      Net loss per share is computed using the weighted average number of common shares outstanding and dilutive common share equivalents. Common shares issued and options and warrants granted by the Company during the twelve months preceding the offering date have been included in the calculation of common and common equivalent shares outstanding as if they were outstanding for all periods presented using the treasury stock method and the public offering price of $5.00 per share. Options and warrants granted prior to the aforementioned twelve-month period have been included in the calculation of common and common equivalent shares outstanding when dilutive.

4.    Inventories

      Inventories at March 31, 1996 and December 31, 1995, consist solely of raw materials and supplies. Since the Company is in the development stage and has not commenced commercial production, the cost of prototypes, including the cost of raw materials and subcontracted labor costs, has been charged to research and development expenses.

5.    Accrued Litigation Expenses

      The Company is currently engaged in separate litigations with two Companies which were engaged to assist the company in raising equity. The Company contends that these firms are not entitled to any compensation based upon their failure to successfully raise any equity capital and, alternatively, on the excessive nature of their billings for services. In addition, counterclaims have been made for recovery of amounts previously paid. The aggregate amount claimed by the plaintiffs with respect to both litigations is approximately $123,000. The Company is vigorously defending both litigations and believes that recovery, if any, by the plaintiffs will not be material to the accompanying financial statements; however, it has accrued $50,000 for these matters at March 31, 1996 and December 31, 1995 to cover potential litigation expenses. Based upon consultations with legal counsel the Company believes that the amounts accrued should be sufficient to cover litigation expenses.

6.    Common Stock

      On January 18, 1996, the Company completed a private offering of fifteen units (the "Bridge Financing"), each unit consisting of a note (bearing interest at 9%) in the principle amount of $50,000 and 10,000 shares of common stock, at a price of $50,000 per unit. The principal amount of the notes were due and payable on the earlier of the consummation of a public offering or January 18, 1997. The Company realized net proceeds from the Bridge Financing of approximately $625,000, which net proceeds were allocated between the notes and shares included in the Bridge Financing based on their relative fair values at the date of such Bridge Financing. The $295,000 portion of the Bridge Financing's gross proceeds which were allocated to the shares (the "loan discount") and the $75,000 portion of the Bridge Financing's offering costs which were allocated to the notes (the "deferred financing costs") were being amortized commencing on January 18, 1996. Upon early repayment of the notes, the Company recognized an extraordinary loss of $305,301 representing the unamortized loan discount and deferred financing costs.

      On March 19, 1996 the Company sold 1,700,000 shares of common stock at $5.00 per share and 1,955,000 warrants to purchase 1,955,000 shares of common stock at $.10 per warrant through an initial public offering (the "offering") and realized net proceeds from the offering of $7,078,985, a portion of which were used to repay the notes from the Bridge Financing.

7.    Subsequent Event; Exercise of Underwriters Over-Allotment Option

      On April 3, 1996, the Underwriter of the Company's initial public offering notified the Company of its intent to exercise, in part, its over-allotment option to purchase shares of the Company's Common Stock. As a result, the Company issued and sold an additional 55,000 shares of its Common Stock at the initial public offering price of $5.00 per share. The net proceeds to the Company, after expenses and underwriting discounts and commissions, were approximately $239,500. The option lapsed as to its unexercised portion.

      On May 13, 1996 the company entered into a definitive contract to purchase the land for a manufacturing facility.

Item 2.  MANAGEMENT  DISCUSSION AND ANALYSIS

    The following information should be read in conjunction with the unaudited financial statements included herein. See Item 1.

OVERVIEW

    The Company is in the development stage and has not commenced the commercialization of any of its proposed products. Products have been produced and shipped to customers for the purpose of testing and evaluation, however production in commercial quantities is not expected until the Company's proposed manufacturing facility is completed in the last quarter of 1996. Until the facility is operational and the Company generates sufficient revenue, it expects to operate at losses to support the hiring and training of personnel and fund the research and development of its products. Also cash resources will be used to finance the building of the manufacturing facility and it's associated capital equipment.

LIQUIDITY AND CAPITAL RESOURCES

    The Company's cash, cash equivalents and restricted cash was $531,042 and $7,420,582 on December 31, 1995 and March 31, 1996, respectively, a net increase of $6,889,540 (a $7,245,497 increase from financing activities partially offset by a decrease of $324,988 from operations and $30,959 from investing activities) for the three month period.

    The $7,245,497 of proceeds provided by financing activities were derived from net proceeds of $7,078,985 realized from the Company's initial public offering, net proceeds of $245,000 from the private placement of bridge shares (for a total of $7,323,985 in stock sales) and proceeds of $455,000 from the sale of the bridge notes. These cash inflows were partially offset by the early repayment of the principal amount of the bridge notes ($455,000) together with $78,488 associated with the private placement of such notes.

    The use of cash from operations of $324,988 was utilized to fund the operating loss of $675,904 offset by non cash expenses of $62,618 and changes in working capital of $288,298 for the three months ended March 31, 1996.

    The $30,969 cash used in investing activities was utilized to fund the purchase of equipment for the three months ended March 31, 1996.

RESULTS OF OPERATIONS

Three months ended March 31, 1996, compared to three months ended March 31, 1995.

    The Company's operations show no sales or revenues during this period of development stage operations. Any revenues realized from product shipments are offset against research & development cost.

    Research and development cost were $83,320 compared to $24,973 for the three month periods ended March 31, 1996 and 1995 respectively. This increase of $58,347 was due to increased spending on salaries, materials and subcontracting cost reflecting increased activity in the development of the Company's products.

    General and administrative expenses were $304,470 and $74,213 for the three month periods ending March 31, 1996 and 1995 respectively. The increase of $230,257 is due to an increase in manning levels (raising the salary and payroll tax expenses by approximately $57,900); interest expenses incurred in payments on the bridge notes of approximately $78,900; increases in legal, accounting, and other professional fees of approximately $50,800; increases in advertising expenses of approximately $10,700; increases in travel expenses of approximately $13,500; and increases in depreciation, office expenses, insurance and employee related expenses of approximately $18,400.

    Interest income of $17,187 and $2,029 was recognized for the three month periods ending March 31, 1996 and 1995 respectively. The increase of approximately $15,200 was due to the investment of the cash received from the bridge financing and the Company's initial public offering in the quarter ended March 31, 1996.

    The extraordinary loss of $305,301 recognized for the three month period ending March 31, 1996, resulted from the early retirement of debt from the notes of the bridge financing and represents the unamortized loan discount and deferred financing cost of these notes.

                          PART II. - OTHER INFORMATION

Item 1.  Legal Proceedings.

    The company is involved in litigation described in footnote 5 in the financial statements. This litigation however does not involve more than 10% of the Company's assets.

Item 2.  Changes in Securities.

      None

Item 3.  Defaults Upon Senior Securities.

      None

Item 4.  Submission of Matters to a Vote of Security Holders.

      None

Item 5.  Other Information.

      None

Item 6.  Exhibits and Reports on Form 8-K.

      (a)  Exhibits.

           11 Statement re: Computation of weighted average shares outstanding

           27 Financial Date Schedule

      (b)  Reports on Form 8-K.

           None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.



                   Semiconductor Laser International Corporation

                         ( Registrant )





Date :                By:   /s/ Geoffrey T. Burnham
                           --------------------------------------------
May 15, 1996               Geoffrey T. Burnham
                           Chairman, President and
                           Chief Executive Officer



Date :                By:   /s/ Allen W. Johnson
                           --------------------------------------------
May 15, 1996               Allen W. Johnson Jr.
                           Controller, Principal Financial Officer,
                           Principal Accounting Officer