Form 10QSB
period 1996-06-30
SEMICONDUCTOR LASER INTERNATIONAL CORP
filed 1996-08-14
CIK 921445

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  ------------

                                   FORM 10-QSB

(Mark one)
[x] Quarterly report under section 13 or 15(d) of the Securities Exchange Act of 1934
                  For the quarter ended June 30, 1996

[ ] Transition Report under section 13 or 15(d) of the Securities Exchange Act of 1934

           Commission File No.                0-27908
                              --------------------------------------------

                  Semiconductor Laser International Corporation
                  ----------------------------------------------
        (Exact Name of Small Business Issuer as Specified in its Charter)

          New York                                         16-1446679
 ------------------------------                         ------------------
(State or other Jurisdiction of                         (I.R.S. Employer
Incorporation or Organization)                          Identification No.)

421 East Main Street, Endicott, NY                            13760
- ----------------------------------------                ------------------
(Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including area code: (607) 754-0112
                                                    --------------

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorted period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

         Yes      [x]               No      [ ]
               --------                  --------
         As of August 13, 1996, there were outstanding 3,400,636 shares of the issuer's common Stock, par value $.01 per share.

Transitional Small Business Disclosure Format

         Yes      [ ]               No      [x]
               --------                  --------
                                        1

                        PART I. - FINANCIAL INFORMATION

                 Semiconductor Laser International Corporation
                        (A Development Stage Enterprise)

                                 Balance Sheet

                                               December 31,       June 30, 1996
                                                   1995            (Unaudited)
                                               ------------       -------------
Assets
Current Assets
  Cash and cash equivalents                     $491,971           $6,787,281
  Restricted cash                                 39,071               16,231
  Accounts receivable                              5,335               22,120
  Inventory                                        2,600               11,261
  Deposits and other assets                        4,130              355,307
                                              ----------           ----------
      Total current assets                       543,107            7,192,200

Deferred financing costs                         134,431                   --
Plant, Property and Equipment, net               162,175              476,520
Intangible assets, net                             2,022                1,685
                                              ----------           ----------
      Total assets                              $841,735           $7,670,405
                                              ==========           ==========
Liabilities and Shareholders' Equity
Current Liabilities
  Accounts payable                              $208,940             $599,052
  Accrued expenses and other liabiliies          134,331               83,271
  Current portion of long-term debt               81,787               36,538
                                              ----------           ----------

      Total current liabilities                  425,058              718,861

Long-term debt                                    19,882               17,794
Accrued royalty payments                         100,000              100,000
                                              ----------           ----------

      Total liabilities                          544,940              836,655
                                              ----------           ----------

Commitments and contingencies (Note 7)

Shareholders' Equity
Common stock, $.01 par value, 20,000,000
  shares authorized, 1,393,653 shares
  issued and outstanding December 31,
  1995; 3,301,610 shares issued and
  outstanding June 30, 1996                       13,936               33,017
Additional paid-in capital                     2,035,065            9,583,426
Deficit accumulated during the
  development stage                           (1,752,206)          (2,782,693)
                                              ----------           ----------
      Total shareholders' equity                 296,795            6,833,750
                                              ----------           ----------
      Total liabilities and shareholders'
        equity                                  $841,735           $7,670,405
                                              ==========           ==========
See accompanying notes to financial statements

                  Semiconductor Laser International Corporation
                        (A Development Stage Enterprise)

                             Statement of Operations

                                            Three Months Ended                 Six Months Ended
                                                June 30,                           June 30,                       Cumulative
                                          1995             1996              1995             1996             From Inception
                                       (Unaudited)       (Unaudited)      (Unaudited)      (Unaudited)            (Unaudited)
                                      -------------     -------------    -------------    -------------        ---------------
Operating expenses:

Research and development expenses        $13,525          $166,128           $38,498         $249,448                $615,870
General and administrative expenses      121,618           275,121           195,831          579,591               1,898,090
Royalties                                     --                --                --               --                 100,000
                                      ----------        ----------        ----------      -----------            ------------
    Loss from operations                (135,143)         (441,249)         (234,329)        (829,039)             (2,613,960)

Interest income                            1,504            86,666             3,533          103,853                 136,568
                                      ----------        ----------        ----------      -----------            ------------
    Loss before extraordinary item      (133,639)         (354,583)         (230,796)        (725,186)             (2,477,392)

Extraordinary loss on early
  extinguishment of debt                      --                --                --         (305,301)               (305,301)
                                      ----------        ----------        ----------      -----------            ------------
    Net loss after extraordinary item  ($133,639)        ($354,583)        ($230,796)     ($1,030,487)            ($2,782,693)
                                      ==========        ==========        ==========      ===========            ============
Net loss per share:

    Loss before extraordinary item        ($0.13)           ($0.11)           ($0.22)          ($0.28)                 ($0.97)
    Extraordinary item                        --                --                --           ($0.12)                 ($0.12)
                                      ----------        ----------        ----------      -----------            ------------
Net loss                                  ($0.13)           ($0.11)           ($0.22)          ($0.40)                 ($1.09)
                                      ==========        ==========        ==========      ===========            ============
Weighted average shares outstanding    1,067,261         3,293,850         1,066,036        2,548,206               2,548,206
                                      ==========        ==========        ==========      ===========            ============



See accompanying notes to financial statements

                  Semiconductor Laser International Corporation
                        (A Development Stage Enterprise)

                             Statement of Cash Flows

                                                            Three Months Ended              Six Months Ended
                                                                  June 30,                       June 30,              Cumulative
                                                            1995            1996           1995            1996      From Inception
                                                        (Unaudited)     (Unaudited)     (Unaudited)     (Unaudited)    (Unaudited)
                                                        -----------     -----------     -----------     ----------    -------------
Cash flows from operating activities:
Net loss                                                 ($133,639)      ($354,583)      ($230,796)     ($1,030,487)   ($2,782,693)
Adjustments to reconcile net loss to net cash used
   in operating activities:
      Depreciation and amortization                          1,881          14,863           3,466           25,896          54,812
      Expenses settled through the issuance of
         common shares and options                              --              --              --               --         400,418
      Amortization of debt discount                             --              --              --           51,585          51,585
Change in assets and liabilities:
      (Increase) in accounts receivable                     (5,010)         (3,950)         (4,000)         (16,785)        (22,120)
      Decrease (increase) in inventory                         325          (7,921)            325           (8,661)        (11,261)
      (Increase) in deposits and other assets                   --          (8,910)             --           (8,910)        (13,040)
      Decrease in deferred financing cost                       --              --              --           134,431             --
      (Decrease) Increase  in accounts payable             (19,865)        (55,647)        (18,082)           47,845        256,785
      Increase (decrease)  in accrued expenses and
         other liabilities                                   3,009        (115,010)         11,156           (51,060)        83,271
      Increase in accrued royalty payments                      --              --              --                --        100,000
                                                         ---------     -----------      ----------       -----------    -----------

Net cash used in operating activities                     (153,299)       (531,158)       (237,931)         (856,146)    (1,882,243)
                                                         ---------     -----------      ----------       -----------    -----------
Cash flows from investing activities:
Purchase of plant, property and equipment                   (5,943)       (308,935)        (11,627)         (339,904)      (516,646)
Increase in intangible assets                                   --              --              --                --         (3,370)
                                                         ---------     -----------      ----------       -----------    -----------
Net cash used in investing activities                       (5,943)       (308,935)        (11,627)         (339,904)      (520,016)
                                                         ---------     -----------      ----------       -----------    -----------
Cash flows from financing activities:
Proceeds from long term debt                                    --              --              --           455,000        556,669
Payments on long-term debt                                      --         (20,434)             --          (553,922)      (553,922)
Issuance of stock, net of expenses                         210,000         243,457         273,676         7,567,442      9,203,024
                                                         ---------     -----------      ----------       -----------    -----------
Net cash provided by financing activities                  210,000         223,023         273,676         7,468,520      9,205,771
                                                         ---------     -----------      ----------       -----------    -----------
Net  increase (decrease) in cash, cash equivalents,
  and restricted cash                                       50,758         617,070)         24,118         6,272,470      6,803,512
Cash, cash equivalents, and restricted cash at
   beginning of period                                     143,498       7,420,582         170,138           531,042             --
                                                         ---------     -----------      ----------       -----------    -----------
Cash, cash equivalents, and restricted cash at
   end of period                                          $194,256      $6,803,512        $194,256        $6,803,512     $6,803,512
                                                         =========     ===========       =========       ===========    ===========

See accompanying notes to financial statements

                  Semiconductor Laser International Corporation
                        (A Development Stage Enterprise)

                          Notes to Financial Statements
                                  June 30, 1996


1.       Organization

         Semiconductor Laser International Corporation (the "Company") was incorporated in New York on September 21, 1993 (inception) to produce high power semiconductor diode laser wafers and bars ("HPDL's"), and to market products worldwide through major sales representative firms. The Company's fiscal year end is December 31.

         Until recently, the Company's primary activities since incorporation have been research and development, business and financial planning and raising capital. Presently, the Company has turned its attention to building a strong management team with specific expertise in the HPDL technology and to finalizing designs of products developed through a Cooperative Research and Development Agreement (CRDA) with the U.S. Air Force. Having developed and tested prototypes, the Company has qualified commercial subcontractors to supply products to its required exacting specifications. Subsequent to June 30, 1996, the Company has qualified all of the necessary subcontract suppliers in order to reproduce products developed under the CRDA for commercial sales and has begun an aggressive sales campaign to market these new products. The Company expects to continue to produce and sell products in this manner on a limited basis until its manufacturing facility (currently under construction) is complete late in the fourth quarter of this year. The Company expects to complete the development stage at this time and begin full production of HPDLs before the end of 1996. The Company anticipates that it will continue to incur significant and increasing losses as it finances the final stages of product development and the establishment of its own independent manufacturing facility. This will continue until the Company generates sales levels sufficient to support operations.

         The Company has raised sufficient funds through an initial public offering of the Company's common stock to fund the construction and capitalization of its independent manufacturing facility. However, there is no assurance that the Company will be able to produce and sell sufficient quantities of HPDLs in the near future to support operations. As a result of the foregoing, there remains a certain doubt as to the Company's ability to continue as a growing concern. However, recent technological and product successes subsequent to June 30, 1996 suggest that the Company may indeed be near completion of the development stage. The accompanying financial statements do not include any adjustments that might result from the outcome of any aforementioned uncertainties.

2.       Basis of Presentation

         The accompanying consolidated financial statements have been prepared by the Company. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. In the opinion of the Company's management, the disclosures made are adequate to make the information presented not misleading, and the consolidated financial statements contain all adjustments necessary to present fairly the financial position as of June 30, 1996, and the results of operations and cash flows for the three months and six months ended June 30, 1996 and 1995. The results of operations for the three months and six months ended June 30, 1996 are not necessarily indicative of the results to be expected for the full year.

3.       Summary of Significant Accounting Policies

         Net Loss Per Share

         Net loss per share is computed using the weighted average number of common shares outstanding and dilutive common share equivalents. Common shares issued and options and warrants granted, by the Company during the twelve months preceding the initial public offering date, have been included in the calculation of common and common equivalent shares outstanding as if they were outstanding for all periods presented in the offering ( or periods related thereto ) using the treasury stock method and the public offering price of $5.00 per share. Options and warrants granted prior to the aforementioned twelve-month period and for the three months ended June 30, 1996, have been included in the calculation of common and common equivalent shares outstanding when dilutive.

4.       Inventories

         Inventories at June 30, 1996 and December 31, 1995, consist solely of raw materials and supplies. Since the Company is in the development stage and has not commenced commercial production, the cost of prototypes, including the cost of raw materials and subcontracted labor costs, has been charged to research and development expenses.

5.       Plant Property and Equipment

         The Company purchased approximately 8 acres of land on 6/3/96 for approximately $175,000 in the Town of Kirkwood, New York in an existing Industrial Park to build its manufacturing facility. The Company has also begun to purchase the bulk of the manufacturing equipment for this facility and the Company's temporary headquarters. A deposit of approximately $342,000 on the DMS MBE wafer growing machine (which is the single most expensive, as well as most important, piece of equipment) has been made and is classified as part of the "Deposits and other assets."

6.       Common Stock

         On January 18, 1996, the Company completed a private offering of fifteen units (the "Bridge Financing"), each unit consisting of a note (bearing interest at 9%) in the principal amount of $50,000 and 10,000 shares of common stock, at a price of $50,000 per unit. The principal amount of the notes was due and payable on the earlier of the consummation of a public offering or January 18, 1997. The Company realized net proceeds from the Bridge Financing of approximately $625,000, which net proceeds were allocated between the notes and shares included in the Bridge Financing based on their relative fair values at the date of such Bridge Financing. The $295,000 portion of the Bridge Financing's gross proceeds which were allocated to the shares (the "loan discount") and the $75,000 portion of the Bridge Financing's offering costs which were allocated to the notes (the "deferred financing costs") are being amortized commencing on January 18, 1996. Upon early repayment of the notes, the Company recognized an extraordinary loss of $305,301 representing the unamortized loan discount and deferred financing costs.

         On March 19, 1996, the Company sold 1,700,000 shares of common stock at $5.00 per share and 1,700,000 warrants to purchase 1,700,000 shares of common stock at $.10 per warrant through an initial public offering (the "offering") and realized net proceeds from the offering of $7,078,985, a portion of which were used to repay the notes from the Bridge Financing.

         On April 3, 1996, the underwriter of the Company's initial public offering notified the Company of its intent to exercise, in part, its over-allotment option to purchase shares of the Company's common stock. As a result, the Company issued and sold an additional 55,000 shares of its common stock at the initial public offering price of $5.00 per share. The net proceeds to the Company, after expenses and underwriting discounts and commissions, were approximately $234,800. The option lapsed as to its unexercised portion.

         On June 13, 1996, the Company notified holders of warrants issued in a private placement of the Company's common stock and warrants in December 1994 ( the "private placement " ), of its intent to exercise its right to redeem warrants issued in that private placement if such warrants were not exercised prior to July 15, 1996. As a result holders of 2,957 Warrants exercised their right to purchase a like amount of shares of the Company's common stock at an exercise price of $ 2.94 per share. Subsequent to June 30, 1996, warrant holders of 99,026 warrants exercised their right to purchase a like amount of shares of the Company's common stock at $ 2.94 per share. On July 15, 1996, the Company redeemed the remaining 13,844 warrants at a redemption price of $0.26 per warrant.

7.       Commitments and Contingencies

         Accrued Litigation Expenses

         The Company is currently engaged in separate litigations with two Companies which were retained to assist the company in raising equity. Subsequent to June 30, 1996, one such litigation was settled for $10,000 and a stipulation of discontinuance was filed in the Supreme Court, State of New York, Broome County. With respect to the remaining litigation, the Company contends that the plaintiff is not entitled to any compensation based upon its failure to successfully raise any equity capital and, alternatively, on the excessive nature of their billings for services. In addition, a counterclaim has been made for recovery of amounts previously paid. The aggregate amount claimed is approximately $85,000. The Company is vigorously defending this litigation and believes that recovery, if any, by the plaintiffs will not be material to the accompanying financial statements; however, it has accrued $50,000 for these matters at June 30, 1996 and December 31, 1995 to cover potential litigation expenses. Based upon consultations with legal counsel the Company believes that the amounts accrued should be sufficient to cover litigation expenses.

Item 2.           MANAGEMENT DISCUSSION AND ANALYSIS

         The following information should be read in conjunction with the unaudited financial statements included herein. See Item 1.

OVERVIEW

         The Company's future results of operations and the other forward looking statements contained in this discussion involve a number of risk and uncertainties. In addition to the factors discussed below are other factors that could cause actual results to differ materially such as business conditions, growth in the industry and the general economy.

         The Company is in the development stage and has not, until recently commenced the commercialization of any of its proposed products. Products have been produced and shipped to customers for the purpose of test and evaluation. However, production in substantial quantities is not expected until the Company's proposed manufacturing facility is completed in the last quarter of 1996. However, the Company has qualified a number of subcontracting in all of the initial areas required to produce and sell products commercially and expects to increase the number of units available for sale substantially over the next few months through the use of subcontractors. Until the facility is operational and the Company generates sufficient revenue, it expects to operate at losses to support the hiring and training of personnel and fund the building of the manufacturing facility and its associated capital equipment.

LIQUIDITY AND CAPITAL RESOURCES

Six months ended June 30, 1996

         The Company's cash, cash equivalents and restricted cash were $531,042 and $6,803,512 on December 31, 1995 and June 30, 1996, respectively, a net increase of $6,272,470 (a $7,468,520 increase from financing activities partially offset by a decrease of $856,146 from operations and $339,904 from investing activities for the purchase of land and equipment) for the six-month period.

         The $7,468,520 of proceeds provided by financing activities were derived from net proceeds of $7,078,985 realized from the Company's initial public offering, net proceeds of $245,000 from the private placement of bridge shares, net proceeds of $234,763 from the issuance of additional shares purchased by the Company's underwriter through the over-allotment option, net proceeds of $8,694 from Warrants exercised from the private placement of December 1994 (for a total of $7,567,442 in stock sales) and proceeds of $455,000 from the unamortized sale of the bridge notes. These cash inflows were partially offset by the early repayment of the principal amount of the bridge notes ($455,000) together with a loan discount of $98,922 associated with the private placement of such notes and repayment of other long term notes.

         The net cash used in operating activities for the six months ended June 30, 1996 ($856,146 ) was utilized to fund the operating loss of $1,030,487 partially offset by non cash expenses of $77,481 and positive net changes in other working capital of $96,860.

Three months ended June 30, 1996.

         The Company's cash, cash equivalents and restricted cash decreased from $7,420,582 at March 31, 1996 to $6,803,512 at June 30, 1996 as a result of
$531,158 used in operations and $308,935 used in investing activities for the purchase of land and equipment partially offset by net proceeds of $223,023 from financing activities

         The $223,023 of proceeds provided by financing activities were derived from net proceeds of $234,763 from the issuance of additional shares purchased by the Company's underwriter through the over-allotment option, and net proceeds of $8,694 from Warrants exercised from the private placement of December 1996 (for a total of $243,457 in stock sales). These cash inflows were partially offset by the repayment of $20,434 of long term notes.

         Net cash used in operating activities ($531,158 ) was utilized to fund the operating loss of $354,583 and changes in working capital of $191,438 partially offset by non cash expenses of $14,863 for the three months ended June 30, 1996.

RESULTS OF OPERATIONS

Six months and the three months ended June 30, 1996, compared to six months and the three months ended June 30, 1995, respectively.

         The Company's operations show no sales or revenues during this period of development stage operations. Any revenues realized from product shipments are offset against research and development expenses.

         Research and development expenses were $249,448 compared to $38,498 for the six month periods ended June 30, 1996 and 1995 respectively. This increase of $210,950 was due to increased spending on salaries, materials and subcontracting cost reflecting increased activity in the development of the Company's products.

         General and administrative expenses were $579,591 and $195,831 for the six month periods ending June 30, 1996 and 1995 respectively. The increase of approximately $383,800 is due to an increase in manning levels (salary and payroll tax expenses increased by approximately $65,300); interest expenses incurred in payments on the bridge notes and other notes of approximately $80,500; increases in legal, accounting, and other professional fees of approximately $79,300; increases in advertising and marketing expenses of approximately $47,800; increases in travel expenses of approximately $25,100; increases in depreciation and amortization of approximately $22,400; increases in office expenses of approximately $16,000; increases in recruiting expenses of approximately $14,000; increases in rent, insurance and other expenses of approximately $33,400.

         Interest income of $103,853 and $3,533 was recognized for the six month periods ending June 30, 1996 and 1995 respectively. The increase of approximately $100,300 was due to the investment of the cash received from the bridge financing and the Company's initial public offering.

         The extraordinary loss of $305,301 recognized for the six month period ending June 30, 1996, resulted from the early retirement of debt from the notes of the bridge financing and represents the unamortized loan discount and deferred financing cost of these notes.

Three months ended June 30, 1996, compared to three months ended June 30, 1995.

         The Company's operations show no sales or revenues during this period of development stage operations. Any revenues realized from product shipments are offset against research and development expenses.

         Research and development expenses were $166,128 compared to $13,525 for the three month periods ended June 30, 1996 and 1995 respectively. This increase of $152,603 was due to increased spending on salaries, materials and subcontracting costs reflecting increased activity in the development of the Company's products.

         General and administrative expenses were $275,121 and $121,618 for the three month periods ending June 30, 1996 and 1995 respectively. The increase of approximately $153,500 is due to an increase in manning levels (raising the salary and payroll tax expenses by approximately $7,400); interest expenses incurred in payments on other notes of approximately $1,800; increases in legal, accounting, and other professional fees of approximately $28,500; increases in advertising and marketing expenses of approximately $37,100; increases in travel expenses of approximately $11,900; increases in depreciation and amortization of approximately $13,000; increases in office expenses of approximately $15,700; increases in recruiting expenses of approximately $11,500; increases in rent, insurance and other expenses of approximately $26,600.

         Interest income of $86,666 and $1,504 was recognized for the three month periods ending June 30, 1996 and 1995 respectively. The increase of approximately $85,200 was due to the investment of the cash received from the bridge financing and the Company's initial public offering .

                          PART II. - OTHER INFORMATION

Item 1. Legal Proceedings.

         The company is involved in litigation described in footnote 7 in the financial statements. This litigation however does not involve more than 10% of the Company's assets.

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

                  None

Item 6. Exhibits and Reports on Form 8-K.

         (a)      Exhibits.

                  11 Statement  re: Computation of weighted average shares
                     outstanding

                  27 Financial Data Schedule

         (b)      Reports on Form 8-K.

                  None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.


                                  Semiconductor Laser International Corporation
                                  ---------------------------------------------
                                               (Registrant)

Date:                             By: /s/ Geoffrey T. Burnham
August 13, 1996                       -----------------------------------------
                                      Geoffrey T. Burnham
                                      Chairman, President and
                                      Chief Executive Officer

Date:                             By: /s/ Allen W. Johnson Jr.
August 13, 1996                       -----------------------------------------
                                      Allen W. Johnson Jr.
                                      Controller, Principal Financial Officer,
                                      Principal Accounting Officer