Form 10QSB
period 1996-09-30
SEMICONDUCTOR LASER INTERNATIONAL CORP
filed 1996-11-14
CIK 921445

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                              --------------------

                                   FORM 10-QSB

(Mark one)
[x] Quarterly report under section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarter ended September 30, 1996

[ ] Transition Report under section 13 or 15(d) of the Securities Exchange Act of 1934

     Commission File No.           0-27908
                         ----------------------------------------



              Semiconductor Laser International Corporation
              ----------------------------------------------
     (Exact Name of Small Business Issuer as Specified in its Charter)

       New York                                        16-1446679
 ------------------------------                      ------------------
(State or other Jurisdiction of                      (I.R.S. Employer
Incorporation or Organization)                       Identification No.)



421 East Main Street, Endicott, NY                          13760
---------------------------------------               ------------------
(Address of principal executive offices)                  (Zip Code)


Registrant's telephone number, including area code: (607) 754-0112
                                                    ---------------


     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorted period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     Yes  [x]       No   [ ]
         -----         ------
     As of November 14, 1996, there were outstanding 3,402,607 shares of the issuer's common Stock, par value $.01 per share.

Transitional Small Business Disclosure Format

     Yes  [ ]       No   [x]
        ------         ------
                                       1

                         PART I. - FINANCIAL INFORMATION

               Semiconductor Laser International Corporation
                     (A Development Stage Enterprise)

                              Balance Sheet

                                               December 31,   September 30, 1996
                                                   1995           (Unaudited)
                                               ------------   ------------------
Assets
Current Assets
   Cash and cash equivalents                    $   491,971      $ 5,604,740
   Restricted cash                                   39,071            6,493
   Accounts receivable                                5,335           38,282
   Inventory                                          2,600            6,316
   Deferred expenses                                   --             42,708
                                                -----------      -----------
     Total current assets                           538,977        5,698,539

Deferred financing cost                             134,431             --
Plant, Property and Equipment, net                  162,175        1,312,795
Intangible assets, net                                2,022            1,517
Deposits and other assets                             4,130          441,980
                                                -----------      -----------
     Total assets                               $   841,735      $ 7,454,831
                                                ===========      ===========
Liabilities and Shareholders' Equity
Current Liabilities
   Accounts payable                             $   208,940      $   617,265
   Accrued expenses and other liabilities           134,331          216,958
   Current portion of long-term debt                 81,787           17,163
                                                -----------      -----------
     Total current liabilities                      425,058          851,386

Long-term debt                                       19,882           16,710
Accrued royalty payments                            100,000          100,000
                                                -----------      -----------
     Total liabilities                              544,940          968,096
                                                -----------      -----------
Commitments and contingencies ( Note 7 )

Shareholder' Equity
Common stock,  $.01 par value,
  20,000,000 shares  Authorized,
  1,393,653 shares issued  and
  outstanding  December 31,1995;
  3,402,607 shares issued and
  outstanding September 30,1996                      13,936           34,026
Additional paid-in capital                        2,035,065        9,875,447
Deficit accumulated during the
 development stage                               (1,752,206)      (3,422,738)
                                                -----------      -----------
     Total shareholders' equity                     296,795        6,486,735
                                                -----------      -----------
     Total liabilities and shareholder'
        equity                                  $   841,735      $ 7,454,831
                                                ===========      ===========
see accompanying notes to financial statements

             Semiconductor Laser International Corporation
                    (A Development Stage Enterprise)

                       Statement of Operations


                                             Three Months Ended              Nine Months Ended
                                                September 30,                    September 30,              Cumulative
                                           1995            1996             1995            1996         From Inception
                                       (Unaudited)      (Unaudited)     (Unaudited)      (Unaudited)        (Unaudited)
                                      -------------    -------------    -------------    ------------    ---------------


Operating expenses:

Research and development expenses      $    90,049      $   282,859      $   128,547      $   532,307      $   898,729
General and administrative expenses        249,713          393,337          445,544          972,928        2,291,427
Royalties                                     --               --               --             43,188          143,188
                                       -----------      -----------      -----------      -----------      -----------


   Loss from operations                   (339,762)        (676,196)        (574,091)      (1,548,423)      (3,333,344)

Interest income                             15,173           79,339           18,706          183,192          215,907
                                       -----------      -----------      -----------      -----------      -----------

   Loss before extraordinary item         (324,589)        (596,857)        (555,385)      (1,365,231)      (3,117,437)

Extraordinary loss on early
  extinguishment of debt                      --               --               --           (305,301)        (305,301)
                                       -----------      -----------      -----------      -----------      -----------
   Net loss after extraordinary item   ($  324,589)     ($  596,857)     ($  555,385)     ($1,670,532)     ($3,422,738)
                                       ===========      ===========      ===========      ===========      ===========


Net loss per share:

   Loss before extraordinary item      ($     0.26)     ($     0.18)     ($     0.45)     ($     0.48)     ($     1.10)
   Extraordinary item                  $      0.00      $      0.00      $      0.00      ($     0.11)     ($     0.11)
                                       -----------      -----------      -----------      -----------      -----------
Net loss                               ($     0.26)     ($     0.18)     ($     0.45)     ($     0.59)     ($     1.21)
                                       ===========      ===========      ===========      ===========      ===========

Weighted average shares outstanding      1,242,397        3,387,238        1,227,763        2,834,753        2,834,753


see accompanying notes to financial statements

                       Semiconductor Laser International Corporation
                             (A Development Stage Enterprise)

                              Statement of Cash Flows


                                                          Nine Months Ended
                                                             September 30,                 Cumulative
                                                        1995              1996           From Inception
                                                     (Unaudited)       (Unaudited)        (Unaudited)
                                                    ------------      ------------      ---------------
Cash flows from operating activities:
Net loss                                             ($  555,385)     ($1,670,532)       ($3,422,738)
Adjustments to reconcile net loss to cash used
 In operating activities:
     Depreciation and amortization                         6,296           53,985             82,901
     Expenses settled through the issuance of
       Common shares and options                            --             30,730            431,148
     Amortization of debt discount                          --             51,585             51,585
Change in assets and liabilities:
    (Increase) in accounts receivable                     (2,515)         (32,947)           (38,282)
    Decrease (increase) in inventory                          60           (3,716)            (6,316)
    (Increase) in deferred expenses                         --            (42,708)           (42,708)
    (Increase) in deposits and other assets                  (80)        (437,850)          (441,980)
    (Increase)decrease in deferred financing cost        (17,020)         134,431               --
    Increase in accounts payable                          55,506          111,953            320,893
    Increase (decrease) in accrued expenses and
      other liabilities                                   63,575          (11,811)           122,520
    Increase in accrued royalty payments                    --               --              100,000
                                                     -----------      -----------        -----------
Net cash used in operating activities                   (449,563)      (1,816,880)        (2,842,977)
                                                     -----------      -----------        -----------
Cash flows from investing activities:
Purchase of plant, property and equipment                (26,496)        (844,020)        (1,020,762)
Increase in intangible assets                               --               --               (3,370)
                                                     -----------      -----------        -----------
Net cash used in investing activities                    (26,496)        (844,020)        (1,024,132)
                                                     -----------      -----------        -----------
Cash flows from financing activities:
Proceeds from long term debt                                --            455,000            556,669
Payments on long-term debt                                  --           (574,381)          (574,381)
Issuance of stock, net of expenses                     1,073,676        7,860,472          9,496,054
                                                     -----------      -----------        -----------
Net cash provided by financing activities              1,073,676        7,741,091          9,478,342
                                                     -----------      -----------        -----------
Net (decrease) increase in cash, cash equivalents,
  and restricted cash                                    597,617        5,080,191          5,611,233
Cash, cash equivalents, and restricted cash at
  beginning of period                                    170,138          531,042               --
                                                     -----------      -----------        -----------
Cash, cash equivalents, and restricted cash at
  end of period                                      $   767,755      $ 5,611,233        $ 5,611,233
                                                     ===========      ===========        ===========

see accompanying notes to financial statements

            Semiconductor Laser International Corporation
                  (A Development Stage Enterprise)

                    Notes to Financial Statements
                         September 30, 1996

  1.   Organization

       Semiconductor Laser International Corporation (the "Company") was incorporated in New York on September 21, 1993 (inception) to produce high power semiconductor diode laser wafers and bars ("HPDL's"), and to market products worldwide through major sales representative firms. The Company's fiscal year end is December 31.

       Until recently, the Company's primary activities since incorporation have been research and development, business and financial planning and raising capital. Presently, the Company has built a strong management team with specific expertise in the HPDL technology and has completed the design of certain products developed through a Cooperative Research and Development Agreement (CRDA) with the U.S.Air Force which was successfully concluded on September 1, 1996. Having developed and tested prototypes, the Company has qualified commercial subcontractors to supply products to its required exacting specifications. The Company has qualified all of the necessary subcontract suppliers in order to reproduce products developed under the CRDA for commercial sales and has begun an aggressive sales campaign to market these new products. The Company expects to continue to produce and sell products in this manner on a limited basis until its manufacturing facility (currently under construction) is completed late in the fourth quarter of 1996. The Company expects to begin full production of HPDLs before the end of 1996. At the time of the completion of construction and the commencement of full production, the development stage will end. The Company anticipates that it will continue to incur significant and increasing losses as it finances the final stages of product development and the establishment of its own independent manufacturing facility. This will continue until the Company generates sales levels sufficient to support operations.

       The Company has raised sufficient funds through an initial public offering of the Company's common stock to fund the construction and capitalization of its independent manufacturing facility. Also the Company is negotiating a master leasing program to fund most of the initial purchases of production equipment needed for this facility. However, there is no assurance that the Company will be able to produce and sell sufficient quantities of HPDLs in the near future to support operations. As a result of the foregoing, there remains a certain doubt as to the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of any aforementioned uncertainties.

  2.   Basis of Presentation

       The accompanying consolidated financial statements have been prepared by the Company. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. In the opinion of the Company's management, the disclosures made are adequate to make the information presented not misleading, and the consolidated financial statements contain all adjustments necessary to present fairly the financial position as of September 30, 1996, and the results of operations and cash flows for the nine months ended September 30, 1996 and 1995. The results of operations for the three months and nine months ended September 30, 1996 are not necessarily indicative of the results to be expected for the full year.

  3.   Summary of Significant Accounting Policies

       Net Loss Per Share

       Net loss per share is computed using the weighted average number of common shares outstanding and dilutive common share equivalents. Common shares issued and options and warrants granted, by the Company during the twelve months preceding the initial public offering date, have been included in the calculation of common and common equivalent shares outstanding as if they were outstanding for all periods presented in the offering ( or periods related thereto ) using the treasury stock method and the public offering price of $5.00 per share. Options and warrants granted prior to the aforementioned twelve-month period and for the three months ended September 30, 1996, have been included in the calculation of common and common equivalent shares outstanding when dilutive.

  4.   Inventories

       Inventories at September 30, 1996 and December 31, 1995, consist solely of raw materials and supplies. Since the Company is in the development stage and has not commenced commercial production, the cost of prototypes, including the cost of raw materials and subcontracted labor costs, has been charged to research and development expenses.

  5.   Plant Property and Equipment

       The Company purchased approximately 8 acres of land on June 3, 1996 for approximately $175,000 in the Town of Kirkwood, New York in an existing Industrial Park to build its manufacturing facility. The Company has ordered and has been receiving the bulk of the manufacturing equipment for this facility. A deposit of approximately $342,000 on the DMS MBE wafer growing machine (which is the single most expensive, as well as most important, piece of equipment) has been made and is classified as part of the "Deposits and other assets."

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

       On June 13, 1996, the Company notified holders of warrants issued in a private placement of the Company's common stock and warrants in December 1994 ( the "private placement " ), of its intent to exercise its right to redeem warrants issued in that private placement if such warrants were not exercised prior to July 15, 1996. As a result holders of 2,957 Warrants exercised their right to purchase a like amount of shares of the Company's common stock at an exercise price of $ 2.94 per share on June 29, 1996. Holders of 99,026 warrants exercised their right to purchase a like amount of shares of the Company's common stock at $ 2.94 per share on July 15, 1996. The Company redeemed the remaining 13,844 warrants at a redemption price of $0.26 per warrant. Also in July 1996 options were exercised by an employee covering 1,971 shares of common stock.

  7.   Commitments, Contingencies and other matters

       Accrued Litigation Expenses

       The Company was engaged in separate litigations with two companies which were retained to assist the company in raising equity. These litigations were settled for an aggregate amount of $60,000.

       The Company is currently party to an arbitration proceeding which was recently instituted by a former employee who was employed under an employment agreement dated October 1, 1995 (the "Agreement"). The termination by the Company was based upon alleged violations of Section 6
       (ii) of the Agreement. The dispute as to whether or not such termination was justified will be arbitrated under the rules of the American Arbitration Association in Syracuse, New York. Under the agreement, the employee was entitled to a base salary of $85,000 per year plus bonuses, if earned and certain fringe benefits. At this time the Company has not reserved any amount for possible liability since the Company believes that the termination was justified.

       Agreements

       License agreement

       The Company entered into a license agreement (the "Northwestern

       License") with Northwestern University ("Northwestern") on September 1,1996. The Northwestern license is for exclusive rights (the "rights") to produce, market and sell Aluminum free HPDLs worldwide using certain patents and know how, as defined in the Northwestern License (collectively the 'technology'), owned by Northwestern. Under the terms of the Northwestern License, the rights expire upon the expiration of the patents or 10 years from the date of the first commercial sale in countries where no patent rights exist. The Company also has the right to terminate the Northwestern License after three years. Northwestern has the right to terminate the Northwestern License after three years if the Company does not have products, based on the technology, available for sale.

       In consideration for the Northwestern License, the Company has committed to pay Northwestern a non-refundable license fee of $21,000 plus $10,000 of the Company's unregistered common stock (1,231 shares). In addition the Company will issue an additional 1,500 shares of unregistered common stock one year from the date of the agreement valued at $12,188 as of the date of the Northwestern License. These amounts have been accrued for the nine-month period and three-month period ending September 30,1996. Royalties are also required for sales derived from this technology. Royalty payments are based on net sales and are on a sliding scale from 4% to 1% depending on the sales volume.

       On November 5, 1996 the Company entered into an agreement with Professor Manijeh Razeghi at Northwestern University for consulting services as an advisor to transfer the Aluminum free technology to the Company for commercial production. The term of the agreement coincides with the Northwestern License. In consideration for the services to be provided under the Agreement, the Company will issue 120,000 shares of the Company's unregistered common stock.

       Other agreements

       The Company has entered into a one year agreement dated August 5,1996 with a public relation firm to provide services (the 'services') for a monthly fee of $3,000 plus expenses. In connection with this agreement, the company has also committed to provide 10,000 shares of the Company's restricted common stock as additional consideration for the services and has accrued the value of such restricted stock ($51,250) as of the period ended September 30,1996. The Company is amortizing such additional consideration over the term of the agreement.

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

       The Company is in the development stage and has not, until recently commenced the commercialization of any of its proposed products. Products have been produced and shipped to customers for the purpose of test and evaluation. During the quarter ending September 30,1996 the Company had achieved an orders backlog of $538,789. However, production in substantial quantities is not expected until the Company's proposed manufacturing facility is completed in the last quarter of 1996. The Company has qualified a number of subcontractors in all of the areas required to produce and sell products commercially and expects to increase the number of units available for sale substantially over the next few months through the use of these subcontractors. Until the facility is operational and the Company generates sufficient revenue, it expects to operate at losses to support the hiring and training of personnel and funding the building of the manufacturing facility and its associated capital equipment.

       On September 1,1996 the Company entered into an exclusive licensing agreement with Northwestern University whereby the Company has been granted the exclusive right to produce, market and sell Aluminum free HPDLs worldwide. The Company believes that this technology will give the Company both a significant technological advantage over the competition as well as a significantly broader market base within which the Company can sell its products. The Company believes that it will take 6 to 9 months to bring this new technology to market and there can be no guarantee that the Company will be able to commercially produce this product or to be able to do it in 6 to 9 months. Researchers at Northwestern University have demonstrated vastimprovements over the last three years with devices produced in their laboratory using this technology.

LIQUIDITY AND CAPITAL RESOURCES

Nine months ended September 30, 1996

       The Company's cash, cash equivalents and restricted cash were $531,042 and $5,611,233 on December 31, 1995 and September 30, 1996, respectively, a net increase of $5,080,191 (a $7,741,091 increase from financing activities partially offset by a decrease of $1,816,880 from operations and $844,020 from investing activities for the purchase of land and equipment) for the nine-month period.

       The $7,741,091 of proceeds provided by financing activities were derived from net proceeds of $7,078,985 realized from the Company's initial public offering, net proceeds of $245,000 from the private placement of bridge shares, net proceeds of $234,763 from the issuance of additional shares purchased by the Company's underwriter through the over-allotment option, net proceeds of $301,724 from Warrants exercised from the private placement of December 1994 and options exercised by an employee (for a total of $7,860,472 in stock sales) and proceeds of $455,000 from the unamortized sale of the bridge notes. These cash inflows were partially offset by the early repayment of the principal amount of the bridge notes ($455,000) together with a loan discount of $51,585 associated with the private placement of such notes and repayment of $67,796 for other long term notes.

       The net cash used in operating activities for the nine months ended September 30, 1996 ($1,816,880) was utilized to fund the operating loss of $1,670,532 and net changes in other working capital of $282,648 partially offset by non cash expenses of $136,300.

RESULTS OF OPERATIONS

Nine months ended September 30, 1996, compared to nine months ended September 30, 1995.

       The Company's operations show no sales or revenues during this period of development stage operations. Any revenues realized from product shipments are offset against research and development expenses.

       Research and development expenses were $532,307 compared to $128,547 for the nine-month periods ended September 30, 1996 and 1995, respectively. This increase of $403,760 was due to increased spending on salaries, materials and subcontracting cost reflecting increased activity in the development of the Company's products.

       General and administrative expenses were $972,928 and $445,544 for the nine-month periods ending September 30, 1996 and 1995, respectively. The increase of approximately $527,400 is due to an increase in manning levels (salary and payroll tax expenses increased by approximately $123,200); interest expenses incurred in payments on the bridge notes and other notes of approximately $81,900; increases in legal, accounting, and other professional fees of approximately $50,100; increases in advertising and marketing expenses of approximately $47,200; increases in travel expenses of approximately $31,500; increases in depreciation and amortization of approximately $47,100; increases in office expenses of approximately $70,900; increases in recruiting expenses of approximately $22,100; increases in rent, insurance and other expenses of approximately $53,400.

       Royalty expenses were $43,188 for the nine-month period ending September 30, 1996 compared to none for the nine-month period ending September 30, 1995. The royalty expense was the result of the recognition of these expenses from the license agreement signed September 1, 1996 with Northwestern University (see footnote 7 to the financial statements).

       Interest income of $183,192 and $18,706 was recognized for the nine-month periods ending September 30,1996 and 1995, respectively.The increase of $164,486 was due to the investment of the cash received from the bridge financing, the Company's initial public offering and private offering Warrants which were exercised.

       The extraordinary loss of $305,301 recognized for the nine-month period ending September 30, 1996, resulted from the early retirement of debt from the notes of the bridge financing and represents the unamortized loan discount and deferred financing cost of these notes.

Three months ended September 30, 1996, compared to three months ended September 30, 1995.

       The Company's operations show no sales or revenues during this period of development stage operations. Any revenues realized from product shipments are offset against research and development expenses.

       Research and development expenses were $282,859 compared to $90,049 for the three-month periods ended September 30,1996 and 1995, respectively. This increase of $192,810 was due to increased spending on salaries, materials and subcontracting costs reflecting increased activity in the development of the Company's products.

       General and administrative expenses were $393,337 and $249,713 for the three-month periods ending September 30,1996 and 1995 respectively. The increase of approximately $143,600 is due to an increase in manning levels (raising the salary and payroll tax expenses by approximately $57,900); interest expenses incurred in payments on other notes of approximately $1,400; increases in depreciation and amortization of approximately $24,800; increases in rent, insurance, office expenses, professional fees, marketing and other expenses of approximately $59,500.

       Royalty expenses were $43,188 for the three-month period ending September 30, 1996 compared to none for the three-month period ending September 30, 1995. The royalty expense was the result of the recognition of these expenses from the license agreement signed September 1, 1996 with Northwestern University (see footnote 7 to the financial statements).

       Interest income of $79,339 and $15,173 was recognized for the three-month periods ending September 30,1996 and 1995 respectively. The increase of $64,166 was due to the investment of the cash received from the bridge financing and the Company's initial public offering and private offering warrants which were exercised.

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

                                Semiconductory Laser Intenational Corporation
                                  (Registrant)


Date:                           By:  /s/ Geoffrey T. Burnham
November 14, 1996                  -----------------------------------------
                                     Geoffrey T. Burnham
                                     Chairman, President and
                                     Chief Executive Officer

Date:                           By:  /s/ Allen W. Johnson Jr.
November 14, 1996                  -----------------------------------------
                                     Allen W. Johnson Jr.
                                     Controller, Principal Financial Officer,
                                     Principal Accounting Officer