Form 10KSB
period 1996-12-31
SEMICONDUCTOR LASER INTERNATIONAL CORP
filed 1997-03-28
CIK 921445

                        SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC  20549

                                   FORM 10-KSB
     (Mark One)

      [x]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
     For the fiscal year ended December 31, 1996

                                OR

      [  ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
     For the transition period from ____________ to __________

                          Commission file number 0-27908

                    SEMICONDUCTOR LASER INTERNATIONAL CORPORATION
                    (Name of small business issuer in its charter)

      New York                                 16-1446679
(State or other jurisdiction of (I.R.S. Employer Identification No.)
                                    incorporation or organization)

15 Link Drive, Binghamton, NY                            13904
(Address of principal executive offices)                (Zip Code)

Issuer's telephone number:  (607) 722-3800

Securities registered pursuant to Section 12(b) of the Exchange Act:

    (Title of class)                        (Name of each exchange on
                                                  which registered)

         None                                             None

  Securities registered pursuant to Section 12(g) of the Exchange Act:

                   Common Stock, par value $.01 per share
                             Redeemable Warrants
                               (Title of class)

Check whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months
(or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the
past 90 days.  Yes [X]   No [ ]

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ x ]

The issuer's revenues for its most recent fiscal year (year ended
December 31, 1996) were $.00.

The aggregate market value on March 3, 1997 of the voting stock held by non-affiliates computed by reference to the last sales price on that date was approximately $19,438,610.62. As of March 3, 1997, 3,530,838 shares of Common Stock, par value $.01 per share (the "Common Stock"), were outstanding.


              Transitional Small Business Disclosure Format
                  (check one)YES   [ ]       NO  [X]




                  DOCUMENTS INCORPORATED BY REFERENCE.
              Issuer's Proxy Statement relating to the 1997
                     Annual Meeting of Stockholders

                                  PART I

 Item 1. Description of Business

General

The Company is a late development stage company focused on developing and producing high power semiconductor diode lasers ("HPDLs") which meet the quality standards of existing HPDLs at lower cost. In furtherance of such goals, the Company has been engaged, since its inception in 1993, primarily in developing and improving upon the use of patent-pending technology (known as Desorption Mass Spectrometric Control ("DMS")) to control and increase the reliability of a commonly known laser manufacturing process referred to as Molecular Beam Epitaxy ("MBE").
The use of the DMS technology (exclusively licensed to the Company by the United States Air Force (the "Air Force") through the year 2004 pursuant to a license agreement (the "License Agreement") to control the MBE production of HPDLs not only offers significant cost advantages over the MBE production of HPDLs without DMS but, more importantly, also offers significant cost advantages over the currently prevailing manufacturing process for HPDLs known as Metal Organic Chemical Vapor Deposition ("MOCVD"). In addition, the Company has been granted an exclusive
(see "Strategy") worldwide license from Northwestern University relating to aluminum free HPDLs, which generate greater power and evidence substantially longer life and greater reliability than existing HPDLs. (See "Strategy"). The Company intends to capitalize upon such advantages to produce HPDLs which meet or exceed the quality standards of existing HPDLs, at lower cost, thereby permitting the Company to reduce the prices charged for HPDLs and facilitate newmarket applications for HPDL products.

The Company has recently established its manufacturing operations at a newly constructed, state-of-the-art, ultra-high technology facility in Broome County, New York. The site was acquired through a sale and lease back transaction with the Broome County Industrial Development Agency (the "Broome County IDA"). The Company currently utilizes 15,000 square feet at such location and plans to ultimately expand its operations to 60,000 square feet.

The Company was incorporated in New York in September of 1993.

Industry Background

Lasers produce a beam of radiation in the electromagnetic spectrum which can be varied in intensity and wavelength depending upon the desired application. This variable intensity enables high-powered lasers to be used as power sources in a broad range of applications, including the materials processing, fiber optic, telecommunications, printing, medical, dental, automotive, machining, and data storage industries. HPDLs are increasingly replacing traditional technologies, including other types of high power lasers, in these and other applications, as HPDLs are generally less complex, smaller, more reliable, more durable and/or more powerful than their predecessor technologies. As a result, while worldwide sales of HPDLs in 1994 were approximately $100 million, they are expected to reach in excess of $1 billion by 2001, according to industry surveys conducted by two separate marketing firms retained by the Company.

The kind and number of applications that can benefit from utilizing HPDLs include all applications requiring intense and efficient power, particularly where reliability, long useful life (without adjustment or replacement of parts) and, in some applications, smaller size and/or adaptability to fiber optic coupling are significant. The immense variety and magnitude of these applications and potential applications is creating an expanding demand for HPDLs and, if lower prices for HPDLs can be achieved, it is anticipated that new applications requiring lower priced HPDLs will create significant additional demand.

There are currently three main types of high power lasers:

carbon dioxide lasers: carbon dioxide lasers are the oldest form of high power lasers still in wide-spread use today. However, they are cumbersome, costly to purchase and cannot be easily coupled to fiber optics.
The principal market for carbon dioxide lasers is materials processing where the relative power inefficiency, bulk and waste emitting operating qualities of the carbon dioxide laser are not significant deterrents to their continued use. The market for new purchases of carbon dioxide lasers has shrunk dramatically in the last few years in favor of solid state lasers.

Solid State Lasers: Solid state lasers improve upon many of the troublesome carbon dioxide laser characteristics by virtue of their higher efficiency, reduced cost and easy ability to be coupled to fiber optics and their ability to incorporate HPDLs as a power source. As a result, solid state lasers have increasingly dominated the medical laser device market and largely replaced the purchase of new carbon dioxide lasers. Solid state lasers are increasingly incorporating HPDLs to pump or boost their power output more efficiently, creating a significant part of the current HPDL market. The principal drawbacks of solid state lasers are that they have a relatively short operating life, require frequent maintenance, including adjustments and parts replacement, require more energy consumption than HPDLs and are otherwise less efficient than HPDLs.

HPDLs: HPDLs, which have been incorporated increasingly as power sources in solid state lasers, are starting to replace solid state lasers in certain applications because of the longer operating life associated with HPDLs and because HPDLs require little or no maintenance. HPDLs also have a distinct advantage over solid state lasers in terms of efficiency. HPDLs convert approximately 80% to 90% of their electrical input into photon energy while solid state lasers without HPDLs to pump or boost their power output may convert only about 5% to 10% of their energy input into photon output. This efficiency explains why HPDLs have increasingly been utilized as a power source to boost a solid state laser's output and why, when such efficiency is combined with the HPDLs' other advantages over carbon dioxide lasers and solid state lasers, HPDLs represent an increasing share of the high power laser markets.

Strategy

The Company intends to compete against the existing MOCVD-produced HPDLs by producing HPDLs which exceed the quality standards of such products and can be produced at substantially lower costs. The Company believes that its new manufacturing technology will permit it to reduce the prices charged for, and to be a high volume manufacturer of, HPDLs of superior power and longevity and greater reliability.
The Company will seek to capitalize on such opportunities through its manufacturing, marketing and research strategies.

The Company's manufacturing strategy is to take advantage of the advance in HPDL manufacturing technology made possible through its DMS/MBE process and through its acquisition of rights relating to aluminum free HPDLs. The Company will control all stages of HPDL manufacturing, including all aspects of the processing and packaging of its HPDL products, at its own manufacturing facility where it utilizes the full benefit of its research and development efforts to date. The new state-of-the-art equipment recently acquired by the Company for its manufacturing facility incorporates the developments and modifications which the Company had previously made to the DMS/MBE equipment used at the U.S. Air Force's Wright Laboratory pursuant to the Cooperative Research and Development Agreement
(the "Wright CRDA"). The Wright CRDA expired in September 1996. The Company plans to carry out a program of continuous improvement and expansion of its manufacturing capabilities through the ongoing purchase of equipment incorporating further improvements, as developed, and the expansion of its manufacturing space, as needed, to capitalize on anticipated commercial market acceptance of its products.

The Company believes that it has established, within the HPDL marketplace, the credibility of its products, i.e. their comparable quality to those of current HPDL manufacturers and their substantially lower cost. The Company's initial marketing strategy is focused on finding potential customers to consider the applicability of its products to existing and new uses. The Company believes that once the quality of its product line and the lower prices charged for its products is fully recognized, it will be able to achieve significant market penetration. The Company will also participate in appropriate trade shows and publicize its improvements in scientific and trade journals.

The Company engages in ongoing research and development efforts to improve its manufacturing process and new product development.
In addition to its prior research and development work on the DMS/MBE process with the Air Force under the Wright CRDA, the Company is working, with the Air Force Rome laboratory, under another CRDA (the "Rome CRDA") on developing less expensive HPDLs for use in powering fiber optic devices. The Company is also involved in research and development partnerships with a number of academic institutions which provide the Company, through their research collaboration, with access to new technologies, new product applications, quality control measures, testing equipment, and experienced research personnel.

In September 1996, the Company entered into a license agreement
(the "Northwestern License") with Northwestern University granting the Company exclusive (see "Strategy") worldwide rights relating to aluminum free HPDLs under patent rights of Northwestern University. Under the Northwestern License, an initial licensing fee was paid along with the issuance of a small number of shares of the Common Stock. An additional small issuance of shares of the Common Stock will occur in September 1997. The Northwestern License also provides for royalties on net sales as well as a share of any payments received by the Company with respect to sub-license fees. Certain obligations must be met by the Company in order to maintain the Northwestern License, all of which the Company believes that it will fully satisfy.

In connection with the Northwestern License, the Company entered into a consulting agreement with Professor Manijeh Razeghi of the Center for Quantum Devices at Northwestern University. Professor Razeghi is the inventor of Northwestern's patented technology. In consideration for her consulting services, the Company issued 120,000 shares of Common Stock to Professor Razeghi.

With the benefit of the Northwestern License, the Company is aggressively completing plans for the manufacture and sale of aluminum free HPDLs.
The significant advantage over existing HPDLs is the ability of aluminum free HPDLs to generate five times greater power while evidencing substantially longer life and greater reliability. The Company has received substantial interest in the aluminum free HPDLs and believes it will offer major competitive advantages to the aluminum based products of its competitors. The Company has been advised by another company that it believes that the Northwestern License does not cover the production of aluminum free HDPLs under manufacturing methods other than MOCVD. Northwestern University and the Company believe that the patent rights and the Northwestern License cover a broader range of production methods and plan to take all steps necessary to protect their interests. The Company believes that attempts by others to develop equivalent aluminum free technology will infringe on its exclusive rights, which the Company, in coordination with Northwestern University, plans to strongly enforce.

Manufacturing Facility

Initially, the Company has installed and is operating a single-wafer V-80H DMS controlled MBE machine at its manufacturing facility, which machine is capable of producing one three-inch HPDL wafer every 3 to 4 hours. (An HPDL wafer is the completed crystal structure on which layers of material have been deposited. The Company's HPDL products are produced from the completed HPDL wafers.) The Company's manufacturing facility includes all related facilities and equipment necessary for such production, such as a 4,500 sq. ft. class 1,000 clean room and the tooling and testing equipment for its production processing line.
The Company intends (based on its current expectations that a second
MBE machine and production line will be required to meet anticipated product demand during 1997, of which there can be no assurance) to install a multi-wafer DMS controlled MBE machine, with the capability of producing five three-inch HPDL wafers or three four-inch wafers at one time, in 1997. Thereafter, further expansion and additional equipment and production lines can be effected, as needed.

As a result of a Sale and Leaseback arrangement, the Company leases from the Broome County EDA a 60,000 square foot manufacturing site located at 15 Link Drive, Binghamton, New York. Currently, the Company has utilized 15,000 square feet of such site. However, after planned construction in 1997 and 1998, the remainder of the site (approximately 45,000 square feet) will be utilized. The lease provides for an annual rent of $1.00 per year for a term of 20 years. The Company is responsible for the payment of abated taxes and governmental assessments, all utility and other charges incurred, and all payment-in-lieu of tax charges for the Town of Kirkwood, the County of Broome and the Windsor Central School District. In consideration of the tax abatement program, the Company is responsible for creating a certain number of jobs. The Company believes that this facility is more than adequate for its current and projected administrative and manufacturing needs.


The MBE equipment acquired by the Company for its new manufacturing facility incorporates significant improvements developed by the Company in connection with its prior research and development activities under the Wright CRDA. As a result, the equipment should be substantially superior to that used under the Wright CRDA, since much of the Air Force's equipment is older and has been modified many times.

Manufacturing and Products

General
                                        4

The manufacturing process for the growth of HPDL wafers and the further manufacturing steps necessary to process and package these wafers into bars, chips and multi-bar stacked arrays in original equipment manufacturer ("OEM") or end user ready format is a highly technical process. The general description of these processes which follows necessarily simplifies the essentials and by its nature does not include many of the more intricate elements involved in successfully carrying out the complex growth and manufacture of HPDLs.

Growth

The two principal growth methods which have been developed to manufacture HPDLs are MOCVD, the process that the Company believes is used by most of its competitors (including SDL, Inc.), and MBE, the process which the Company is using. MOCVD has been the prevailing manufacturing process, to date, even though the yields of acceptable or usable wafers associated with this process (when compared with the total number of wafers grown) are believed to be as low as 10%. The MBE process has historically had even lower useable wafer yields. However, by monitoring and controlling the MBE production process with its licensed DMS technology, the Company has developed what it believes to be a process capable of producing significantly higher yields of acceptable or usable wafers (which meet the quality standards of existing MOCVD produced HPDLs) and, thus, of producing such wafers at a significantly reduced cost per wafer.

The Company's HPDL manufacturing method, the MBE method, is a process of growing HPDLs by depositing very thin layers of crystalline material on a wafer substrate, using intense heat in an ultra high vacuum environment maintained under strict clean room conditions. The process involves vaporizing aluminum, gallium and arsenic in their metallic (molecular) forms (as opposed to a gaseous form, such as that used in the MOCVD growth process, which would be subject to extensive regulation) under intense heat, causing atoms of aluminum, gallium and arsenic to travel from their sources to the heated wafer. This process results in the depositing of layers of aluminum, gallium and arsenic on the wafer. The MBE growth environment utilizes a vacuum at pressures so low that individual molecules are unlikely to collide with one another; hence, they travel in a molecular beam. It should be noted that the Company will also be producing aluminum free wafers under the Northwestern License.

Prior to the development of DMS, the MBE process had limited success in producing repeatable, high quality wafers that met the precise specifications necessary for HPDLs. This resulted from an inability to sufficiently control the growth process on a layer by layer basis.
With DMS hardware and software controls added to MBE, the Company has the ability to produce uniform HPDLs with significantly higher yields of acceptable or useable wafers.

An additional cost advantage associated with the DMS controlled MBE process is that while 100% of the wafers produced with MOCVD require testing (due to the inherent lack of uniformity and reproducibility of the MOCVD process output), only a 20% sample of the wafers produced with the DMS/MBE process needs to be tested (due to the inherent uniformity of the MBE output when DMS is used to control the process). In addition, while an MOCVD wafer growth production run takes less time than an MBE wafer growth production run, the time required to load and unload the wafers and to prepare each wafer for growth is less with the MBE process. As a result, overall production times associated with the MOCVD and the MBE/DMS growth manufacturing processes are basically equivalent.

Since the Company acquired the exclusive rights to the aluminum-free technology from Northwestern University (see "Strategy"), the Company has embarked upon a development program to ascertain the most cost effective production technique for this technology. The Company is evaluating MOCVD, gas source MBE and solid source MBE/DMS. The Company currently has a number of aluminum-free wafers in processing and expects to have preliminary results on this new product line within the next several months.

To date, the Company has purchased approximately 175 AlGaInAs wafers from a variety of sources including those grown by MBE, MOCVD, and DMS/MBE and the Company expects to continue to do so for the forseeable future.

Processing

After the growth process is completed and the wafers have been tested-a complicated process requiring dedicated testing equipment-the acceptable wafers are processed and cut (a process referred to as cleaving) into one centimeter individual laser bars. Each laser bar contains multiple laser chips or laser emitters. The actual number varies depending upon the desired power characteristics of the laser chip or emitter. The surface of the bars is then given optical facet coatings in order to create the laser beam path that is formed by the laser mirrors.
                                        5

Processing is a complex skill requiring specialized training and ability. Although, once grown (regardless of whether on a single-wafer or a multi-wafer machine), wafers can be processed in batches, such processing takes expensive dedicated equipment and generally requires several weeks to complete. The Company has hired and continues to interview a number of highly skilled processing engineers and continues to interview candidates for positions in processing who are thoroughly familiar with all facets of this highly specialized technical manufacturing process.

Because of the higher uniformity of the wafers grown using the DMS controlled MBE process, the Company expects to be able to produce as many as 400 laser bars from each three-inch wafer produced on a single-wafer MBE machine. Thus, from a single wafer, the Company anticipates that it could produce up to 4,000 single laser emitters or chips, based on one industry processing standard of approximately 10 chips per bar. However, due to the increased handling involved with the manufacture of single chips, the yields of commercially acceptable products are substantially lower with such production. In addition, while certain HPDL customers do buy single chips, such chips generally must each be individually packaged into user ready format. In addition to packaged chips and bars, the Company intends to market a portion of its output to customers wishing to purchase unpackaged laser chips or bars (at lower prices than packaged products). These unpackaged HPDL products are not currently offered for sale by most of the Company's principal competitors.

Packaging

The final steps in the production process are the actual assembly and packaging of the fully processed chips and bars into an OEM or end user ready format. The Company's packages include a range of products, from single chip devices, such as the C-Mount, the 9mm package and the TO-18 package, to multiple chip devices, such as the single-LD bar package and the stacked array package. Customers' applications and preferences dictate which package is best for their needs, and adaptations of packages for specific product requirements can be designed. Wherever appropriate, portions of the packaging process may be subcontracted by the Company. Each packaging configuration can be utilized for different applications with the principal differences being the power of the laser diode device or its output and/or coupling connections. The sizes of the typical HPDL products are merely a function of industry convention. Thus, the one centimeter single-laser bar size could be easily modified by the Company or its competitors to a different size. Various laser chip and bar package configurations, currently in production and offered for sale, are described below:

C-Mount

This is a single-chip packaging configuration where a laser diode chip is mounted on a copper heatsink with a piece of ceramic insulator soldered on. The C-mount package can be used for diode chips with an output power of up to 2 watts. The end products can be easily incorporated into the customers' OEM systems.

9mm Package

This is also a single-chip packaging configuration mounted in a different manner than that of the C-Mount. The 9mm package incorporates a copper heatsink to which a cap with a window is added. This is a hermetically sealed package and can be used in rough industrial environments. Diode chips with up to 1 watt output power can be mounted on the 9mm packages, and the resulting units are ready for OEM's to fit into their applications.

TO-18 Package

A single-chip packaging configuration mounted differently than the C-Mount and 9mm package. The TO-18 package is unique in that it has a base with threads on it. It is also a hermetically sealed package, and can take laser chips with output power of up to 1 Watt.
                                  6

Single-LD Bar Package #1 (LD#1)

This single laser diode bar package is designed to accommodate a one-centimeter-long 15-Watt laser diode bar. It consists of a copper base plate, an electrical insulating plate and a copper top plate. The diode laser bar is mounted P-side down on the copper base plate, and the N-side of the bar is connected to the copper top plate electrically. This packaged configuration creates a product that is deliverable to either OEM or commercial end users.

Single-LD Bar Package #2 (LD#2)

This single bar package is similar to LD#1, but with a smaller base plate. It is designed for laser diode bars with a 10 Watt or less output power. The packaged laser bar can be deliverable to either OEM or commercial end users.


Single-LD Bar Package #3 (LD#3)

This particular bar package is intended for laser diode bars with an output power of 20 Watts or more. It is similar to LD#1 in design except that it has a thicker base plate. The packaged unit can be deliverable to either OEM or commercial end users.

Stacked-Array Package

A stacked-array package is a packaging configuration that stacks a number of single laser diode bars together onto a compact heatsink to increase the overall power and brightness of the device. The packaged products are deliverable to either OEM or commercial end users.

Fiber-Coupled Laser Diode Bar Package

This is a packaging configuration that takes one or several single-LD bar packages and couples the output beam from those diodes into a single fiber or fiber bundle. The result of the fiber coupling process is much higher output brightness and more user-friendly beam delivering system.

Suppliers

The Company's products require, during each step of the manufacturing process, high quality raw materials and components which the Company purchases from others. The Company believes that numerous suppliers exist for all of the raw materials and components that it will need and that such items are readily available on commercially reasonable terms; however, the Company's ability to continue to manufacture its products will depend upon its ability to maintain commercial relationships with at least some of such suppliers. The Company does maintain, and intends to continue to maintain, supply agreements with several of its key suppliers of raw materials. In other cases the Company intends to purchase raw materials, sub-assemblies and components pursuant to purchase orders in the ordinary course of business. The Company's production is also dependent upon its suppliers satisfying the Company's performance and quality specifications and dedicating sufficient production capacity to meet the Company's scheduled delivery times.

Marketing

The overall laser market is quite competitive; however, once such market is segmented into laser type and component suppliers, the different niche markets (particularly the markets involving high technology and high cost products) have a much smaller number of competitors. The marketing approach of the Company is to promote its line of high quality lower cost lasers to new and existing market segments as well as creating new applications that were once impenetrable due to the high cost of laser components. The Company believes that the credibility of its products has been established as its customers' expectations are continually being met. Orders of Prototype and test units are being replaced with production units. The Company believes that expanded recognition of the Company's credibility on a domestic and international level, when combined with its lower product costs, will enable significant market penetration. Other marketing activities of the Company include participating in appropriate trade shows, publicizing advancements in scientific and trade journals, developing international trade companies for representation and other creative marketing techniques.


The Company's marketing program is designed to address some of the activities described above with a strong focus on identifying potential customers and increasing the visibility of the Company. The goal of the initial marketing program is to create advance demand, and obtain advance orders, for the Company's proposed products, which will then be produced by the Company.

The Company's marketing program involves or has involved the following:

PHASE I (FIRST QUARTER OF 1996 TO THIRD QUARTER OF 1996)

Pre-market the sale of high quality, low cost HPDL wafers for use in specific applications in established markets (materials processing and medical devices)

Introductory press releases in key laser journals

PHASE II (FOURTH QUARTER OF 1996 TO THIRD QUARTER OF 1997)

Establish sales and marketing staff

Target niche markets where the Company's products and cost advantage are crucial

Target new and emerging markets

Strategic alliances/partnerships in key
markets and/or developing markets

Employ sales representative firms and distributors in key foreign countries

The Company has begun to seek and consummate strategic alliances/ partnerships in specific end-user markets. The Company has and will continue to focus its efforts on various corporations, both international and domestic, in the materials processing, medical, printing and telecommunications industries. The Company will approach these companies initially for performance testing of the Company's products. It is then the intention of the Company to negotiate and develop various product research and development programs with these specific companies.

PHASE III (COMMENCING IN THE FOURTH QUARTER OF 1997)

Establish strategic joint ventures in key markets

As, and if, the Company positions itself as a low cost supplier of HPDLs, the Company will seek to commercialize new products developed in its strategic ventures and create new markets for HPDL utilization.


Research and Development

The Company has been engaged in substantial research and development activities since its inception. Due to the nature of its business, research and development will be a significant ongoing activity of the Company. The Company incurred research and development expenses of approximately $166,000 and $2,074,000 for the years ended
December 31, 1995 and 1996, respectively. All of these amounts were spent on Company sponsored research and development, including approximately $1,093,000 for consulting contracts and license rights associated with the aluminum free process.

DMS Research and Development

The Company is continuing to work on improvements in the DMS/MBE technology to make it substantially easier to operate. This will enable skilled technicians to perform most of the functions which currently require an operator with advanced scientific training. Among other benefits, new software will substantially reduce the instructions and settings that the operator must enter, thereby reducing the risk of error and increasing potential yields.

Precision Laser Machining Consortium

Precision Laser Machining Consortium (the "Consortium") consists of 20 major U.S. laser companies, brought together by the Defense Advanced Research Project Agency's (DARPA) dual-use technology program. Major objectives of the Consortium are to develop a new generation of laser machine tools, advanced laser systems, and laser-assisted manufacturing processes, provide high performance, affordable systems for the U.S. military, and produce commercial products for a fiercely competitive global marketplace. The Company became an associate member of the Consortium in April, 1996. The major function of the Company in the Consortium is to develop and manufacture high power, low-cost and reliable semiconductor laser diodes for pumping solid state lasers.

Joint Research and Development Projects

The Company plans to engage in research and development ventures with industry partners and academic research laboratories to provide the Company with access to new technologies, product applications, quality control measures, testing techniques and packaging techniques.
The Company also plans to continue its research and development activities with the U.S. Air Force under an existing CRDA.
The Rome CRDA involves research and development relating to the use of HPDLs as a direct power source in powering fiber lasers (without the need for coupling devices) and extends through May 1997. The Company is currently engaged in other research and development activities with research laboratories at a number of academic institutions. Typically each research laboratory has specific interests and capabilities in areas of HPDL technology that are relevant to one or more functions of the Company. For example, one such research laboratory specializes in testing techniques while another specializes in packaging techniques. It is anticipated that the number of these relationships will continue to grow.

Internal Research and Development Programs

The Company is conducting several internal research and development programs associated with high power semiconductor laser technology in different departments of the Company. The Company works closely with scientists and researchers at Northwestern University to optimize the aluminum free laser structure and develop a complete manufacturing procedure for low-cost, high power aluminum free semiconductor lasers. Some special processing and packaging techniques developed for aluminum free lasers will reduce the manufacturing cost dramatically. Computer simulation and theoretical modeling of thermal distribution and heat dissipation scheme for high power semiconductor laser array (laser bar) are used to optimize stripe geometry and device structure of the laser array in order to obtain maximum laser power output and small temperature variation under certain operating conditions. By further improving the laser design and using high-precision processing, single-mode HPDLs deliver stable single-mode output, which is essential for the application of optical data storage. For the applications of medical, optical data storage, diode pumped solid state lasers, and military, the Company plans to extend the laser operating wavelength range to the visible light
(less than 700 nm) by using phosphide-based semiconductor material.
The achievements of these research programs may improve the performance of the Company's current products, and should enable the Company to develop new products for emerging markets of HPDLs.
                                 9

Equipment Financing

The Company received a commitment from Finova in the amount of $3,500,000 for the purchase and lease back to the Company of equipment, furnishings and fixtures purchased in connection with the equipping and furnishing of the Company's new manufacturing facility and other purchases made prior to June 26,1996. As of December 31,1996, the Company had sold and leased back from FINOVA equipment, furnishings and fixtures valued at approximately $896,000 and through March 1997 had utilized the remainder of the commitment. Prospective cash obligations associated with this sale and leaseback will approximate $1,000,000 annually through the year 2000. In connection with this transaction, the Company issued to Finova 58,334 warrants, each warrant to purchase one share of Common Stock at an exercise price of $5.00 per share. The warrants can not be assigned, sold, transferred or otherwise disposed of prior to February 27, 1998.

Insurance

The products that the Company markets are intended for use by commercial end users and OEMs in their end products. Some of the Company's products may become critical components in medical and surgical devices or in printing, data storage, and data transmission and communications systems. The use of these products is regulated by the Center for Disease and Radiological Health because the misuse or mishandling of a product could result in injury from exposure to the laser light emissions. A malfunction of the Company's products in any application could result in tort lawsuits based on injuries resulting from such malfunctions, or in contract damages lawsuits resulting from the high costs of repairing or replacing the Company's HPDLs in applications such as satellites or fiber cables or due to lost profits for data transmission down time. The Company plans to reduce the risk of such losses through warranty disclaimers and liability limitation clauses in its sales agreements and by maintaining product liability insurance. Currently the Company maintains product liability insurance in the amount of $1,000,000 per occurrence with a $2,000,000 aggregate limit, which it believes is adequate coverage for its operations and products. There can be no assurance, however, that this insurance will be sufficient to cover potential claims or that adequate levels of coverage will be available in the future at reasonable cost. A partially uninsured or completely uninsured claim against the Company could have a material adverse effect on the Company.

Intellectual Property

The Company is assuming an aggressive position in patenting and licensing HPDLs structures and related technology. The Company has four pending patent applications, two patent applications for HPDL, a process patent application for manufacturing high powered lasers, and a diode laser array package patent application. The four patent applications are designated for worldwide foreign filing. It is the Company's intention to file patent applications for all inventions which are not held as trade secrets, such as those routinely employed in the Company's manufacturing processes and products. The Company requires each of its employees to sign a Employee Invention and Non-Disclosure Agreement to protect the Company's trade secrets, as well as providing for assignment of the inventions.

The Company has an active portfolio of license patents from the U.S. Air Force and Northwestern University. The Company has licensed U.S. Patent No. 5,543,170 entitled "Desorption Mass Spectrometric Control of Alloy Composition During Molecular Beam Epitaxy" from the U.S. Air Force. The Company has licensed two patents from Northwestern University, U.S. Patent No. 5,384,151 entitled "InGaAsP/GaAs Diode Laser",and U.S. Patent No. 5,389.396 entitled "InGaAsP/GaAs Diode Laser". The Company has also licensed a pending patent application from Northwestern University, and is currently engaged in discussions to license additional patents and patent applications from Northwestern University. The Company has a consulting relationship with Professor Manijeh Razeghi of Northwestern University, who is the inventor of the licensed patents from Northwestern University. (See "Strategy").

Competition

The Company's market is highly competitive. The Company faces current or potential competition from direct competitors, potential entrants, suppliers of potential new technologies and suppliers of existing alternative technologies. Various niche markets have been developed by application-specific OEMs who seek to create competitive advantages in individual markets through function and price. These OEMs are attempting to increase their competitive advantage by purchasing higher quality, lower cost components for assembly into their laser systems, thereby allowing their end products to have a price advantage.

Most of the Company's competitors have substantially greater financial, personnel, technological, marketing, administrative and other resources than the Company. Among the largest of the Company's competitors are SDL, Inc., Siemens AG, Opto Power Corporation, Coherent, Inc. and Spire Corp. In the HPDL market, SDL, Inc. was reported to account for more than a 38% share in 1993, almost three times the share of its closest competitor. SDL, Inc.'s market share is thought to have increased since 1993 as some competitors have abandoned the business because costs of research and development and acquiring the latest manufacturing equipment were too great.

The Company believes that all current competitors of the Company utilize MOCVD production methods, with the lone exception of Coherent, Inc. (who just entered this market last year through strategic acquisitions), and can be expected to vigorously assert the claim that this technology is superior to that of the Company's DMS/MBE technology and the Company's aluminum free technology. By entering the HPDL market, which is dominated by several large companies, and by using DMS/MBE technology, the Company faces intense competitive pressure and may be unsuccessful even if its products and manufacturing process are superior to those of its competitors. The
Company expects that both direct and indirect competition will increase in the future. Additional competition could adversely affect the Company's results of operations through price reductions and loss of market share.

Potential new technologies may emerge to compete with the Company's products. Both the Company and its competitors are working to develop new technologies and improvements and modifications to existing technologies, which will render present products obsolete. There can be no assurances that the Company will continue its development efforts, or that such efforts, if continued, will be successful. In addition, there can be no assurance that markets will develop for any such products, or that any such products would be competitive with other technologies or products that may be developed by others. As the markets for the Company's products grow, new competitors are likely to emerge and present competitors may increase their market share.

Employees

The Company currently has 34 full-time employees, none of whom are represented by a union. 16 of these employees have extensive backgrounds in high power semiconductor laser growth and manufacture. The remaining 18 employees include eight in production and production support, two in quality control, three in finance and five in corporate management and administrative. The Company has never experienced a work stoppage.

Governmental Regulations

The Company is subject to a variety of federal, state and local laws and regulations concerning the storage, use, discharge and disposal of toxic, volatile, or otherwise hazardous or regulated chemicals or materials used in its manufacturing processes. Further, the Company is subject to other safety, labeling and training regulations as required by local, state and federal law. The Company has established an environmental and safety compliance program to meet the requirements of applicable federal, state and local laws. There can be no assurance that changes in regulations and laws will not have an adverse economic effect on the Company. Further, such regulations could restrict the Company's ability to expand its operations. Any failure by the Company to obtain required permits or operate within regulations for, control the use of, or adequately restrict the discharge of, hazardous or regulated substances or materials under present or future regulations could subject the Company to substantial liability, require costly changes in the Company's manufacturing processes or facilities or cause its operations to be suspended.

Item 2. Description of Properties

As a result of a Sale and Leaseback arrangement, the Company leases from the Broome County IDA a 60,000 square foot manufacturing site located at 15 Link Drive, Binghamton, New York. Currently, the Company has utilized 15,000 square feet of such site. However, after planned construction in 1997 and 1998, the remainder of the site (approximately 45,000 square feet) will be utilized. The lease provides for an annual rent of $1.00 per year for a term of 20 years. The Company is responsible for the payment of abated taxes and governmental assessments, all utility and other charges incurred, and all payment-in-lieu of tax charges for the Town of Kirkwood, the County of Broome and the Windsor Central School District. In consideration of the tax abatement program, the Company is responsible for creating a certain number of jobs. The Company believes that this facility is more than adequate for its current and projected administrative and manufacturing needs.

Item 3. Legal Proceedings

The Company is currently engaged in a dispute with Theodore Konopelski ("Konopelski"), a director and a former employee and officer of the Company. The dispute involves the termination of Konopelski's employment for cause. An arbitration proceeding was instituted by Konopelski in Syracuse, New
York challenging his termination under his employment contract.
Konopelski is seeking damages in the aggregate of $500,000.  The arbitration is currently proceeding and the Company believes that the termination was proper and that no amount should be awarded to
Konopelski.  Subsequent to the commencement of the arbitration, the
Company brought an action against Konopelski in the New York Supreme
Court (Broome County) alleging violation by Konopelski of his obligations under the terms of a non-disclosure agreement. The Court issued a temporary restraining order barring Konopelski from making any disclosures or using confidential information or trade secrets, which
remains in effect.   The Company believes that it will
prevail in the arbitration as well as all matters with respect to the enforcement of Konopelski's non-disclosure obligations. Konopelski alleges that he ceased to be a director on August 4, 1996 by virute of his removal by the Company. The Company maintains that Konopelski was removed as an officer and employee and that if he chooses not to consider himself as a director, it is his choice alone.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the quarter ended December 31, 1996.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

Market Information

Since March 19, 1996, shares of the Common Stock have traded on the NASDAQ Small Cap Market ("NASDAQ"). The following table sets forth, for the periods indicated and as reported by NASDAQ, the high and low last sales prices for shares of the Common Stock.
Quarter Ended

                                                 High        Low


    March 29, 1996                               5 1/2      5 1/8
    June 28, 1996                                6 7/8      6 5/8
    September 30, 1996                           7 3/4      7 1/4
    December 31, 1996                            7 1/2      7


Holders of Common Stock

Based upon information supplied to the Company by its transfer agent, the number of stockholders of record of the Common Stock on March 3, 1997 was approximately 174. The Company believes that there are in excess of 300 beneficial owners of the Common Stock whose shares are held in "Street Name".

Dividends

The Company has never paid cash dividends with respect to the Common Stock. The Company intends to retain future earnings, if any, that may be generated from the Company's operations to help finance the operations and expansion of the Company and accordingly does not plan, for the foreseeable future, to pay dividends to holders of the Common Stock. Any decision as to the future payment of dividends on the Common Stock will depend on the results of operations and financial position of the Company and such other factors as the Company's Board of Directors (the "Board"), in its discretion, deems relevant. In addition, arrangements with present or future lenders may restrict the payment of dividends.
                                13

The Company has sold the following unregistered securities during the past three years (all share numbers set forth below have been updated to reflect stock splits):

                                                Total            Total Cash          Other
Date of Sale        Securities Sold         Offering Price   Consideration Paid  Consideration      	Purchasers
January 1994      12,314 shares of Common       $   25,000         $ 25,000                         	Consultant to the Company
                  Stock
March 1994        104,128 shares of Common
                  Stock                         $  396,392         $396,392                         	Investors known to management
December 1994-
April 1995        105,946 shares of Common      $  215,105         $215,105                         	Existing shareholders and
                  Stock; 105,946 warrants to                                                        	investors known to Management
                  purchase Common Stock at
                  $2.54 per share
March-April 1995  9,850 shares of Common        $   20,000         $ 20,000                         	Company founders
                  Stock; 9,850 warrants to
                  purchase Common Stock at
                  $2.54 per share
June-July 1995    354,632 shares of Common      $  900,000         $900,000                         	Accredited Investor known to
                  Stock                                                                             	the Company's Management
June 1995         39,405 shares of Common       $  100,000         $100,000                         	Accredited Investor known to
                  Stock                                                                             	the Company's Management
November 1995(1)  45,390 shares of Common       $  115,291         $115,291                         	Previous associate of the
                  Stock                                                                             	Company
December 1995     2,877 shares of Common        $    7,300                       $7,300 in services 	Consultant to the Company
                  Stock                                                          performed for the
                                                                                 Company
December 1995     35,463 shares of Common       $   90,000                       $90,000 in services 	Consultant to the Company
                  Stock                                                          performed for the
                                                                                 Company
January 1996      150,000 Bridge Shares and     $  750,000         $750,000                          	Accredited Investors
                  Bridge Notes in the
                  aggregate amount of
                  $750,000(2)
September 1996    2,731 shares of Common        $   22,188                       $22,188 for rights     Licensor of the Company
                  Stock                                                          to a technology

November 1996     120,000 shares of Common      $1,050,000                       $1,050,000 in          Consultant to the Company
                  Stock                                                          services performed
                                                                                 for the Company

January 1997      58,334 warrants to purchase   $  167,710                       $167,710 in lease   	Lessor of equipment to the
                  Common Stock at $5.00 per                                      related fees           Company
                  share


(1) Represents amount allocated to settlement of a potential dispute with a prior associate of the Company. An equal number of shares were contributed by the two founders of the Company to the Company immediately prior to such issuance.
(2) Subsequently included in the Company's Registration Statement on Form S-1 (the "Registration Statement"), declared effective on March 19, 1996.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations.


Certain statements in this Report under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, including, without limitation, statements regarding future cash requirements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: Delays in product development; failure to receive or delays in receiving regulatory approval; lack of enforceability of patents and proprietary rights; general economic and business conditions; industry capacity; industry trends; demographic changes; competition; material costs and availability; the loss of any significant customers; changes in business strategy or development plans; quality of management; availability, terms and deployment of capital; business abilities and judgment of personnel; availability of qualified personnel; changes in, or the failure to comply with, government regulations; and other factors referenced in this Report.

Overview

The Company was in the late development stage as of December 31, 1996 and has recently begun the commercialization of many of its
proposed products. Since its inception in 1993, the Company had been engaged primarily in research and development, business and financial planning, recruitment of key management and technical personnel, raising capital to fund operations and the development of its HPDL product prototypes. As a result, the Company has not generated any product sales revenue from operations through December 31, 1996. The Company has completed the construction and equipping of the first phase of its manufacturing facility and has begun the commercialization of its products and the generation of revenues. The Company has a sales order backlog of approximately $ 1,800,000 as of March 20, 1997. The Company also continues to secure licensing agreements for the production, marketing and sale of technologically improved products which complement their existing product line. In connection therewith, the Company entered into an exclusive licensing agreement with Northwestern University whereby the Company has been granted the right to produce, market and sell aluminum free HPDLs worldwide. (See "Strategy"). Laboratory research has demonstrated vast improvements with devices produced using this technology. The Company believes the aluminum free technology will give the Company both a significant technological advantage over the competition as well as a significantly broader market base within which the Company can sell its products. It is believed that it will take six to nine months to commercialize and market this technology, although no assurance can be provided that the Company can achieve these goals.
                                   15

Results of Operations

As noted above, the Company did not have any revenues from commercial sales of its product through December 31, 1996. Revenues realized as a result of the sale of research products has been offset against research and development expense. The Company began operating it's commercial production facility in February 1997 upon the completion of the construction and the equipping of such facility.

The Company incurred research and development expenditures of $200,667, $165,755 and $2,073,436 for the years ended December 31, 1994, 1995 and 1996, respectively. Expenditures incurred in 1994 and 1995 were primarily associated with the CRDA with the Air Force's Wright
Laboratory which served to facilitate the development of the technology which is the cornerstone of the Company's manufacturing process. Also incurred in these periods were salary and material costs relating to the development of the Company's HDPL prototypes. The slight decrease in 1995 when compared to 1994 was primarily the result of timing of required payments to the Air Force. During 1996 the Company continued its research with the Air Force on a much smaller scale and expanded its own research efforts in the development of HPDL prototypes. Research and development expenditures in 1996 increased by approximately $1,900,000 when compared to 1995. This increase is the result of increased spending on salaries, materials and subcontracting costs associated with the commercialization of the Company's product line. Also, costs associated with the securing of the license to produce, market and sell the aluminum free technology, amounting to approximately $1,100,000, is reflected in research and development expense in 1996. These costs were funded through the commitment to issue 122,731 shares of the Company's unregistered Common Stock.

General and administrative expenses were $278,108, $1,011,584 and $1,240,676 for the years ended December 31, 1994, 1995 and 1996, respectively. General and administrative expenses include salaries, depreciation of equipment, insurance, travel and professional fees.
The increase of approximately $733,000 in 1995, as compared to the year ended December 31, 1994, was due to increased salary costs, an increase in professional fees associated with the commissioning of marketing studies, consultations related to the development of a business plan, the recognition of non-cash compensation expense of approximately
$262,000 associated with the Company's grant of certain stock options and the recognition of a non-cash expense of approximately $115,000 relating to the issuance of stock, to an unrelated individual, in settlement of a potential dispute. The increase of approximately
$229,000 in 1996, as compared to the year ended December 31, 1995, is due to increased number of employees and salaries and more specifically to increases in financing costs ($85,000) associated with bridge financing, marketing expenses ($74,000) associated with the commercialization of the Company's products, facilities expense
($96,000), travel, meetings, legal, accounting and brokerage fees associated with the commercialization effort and the legal and reporting requirements associated with the Company's securities ($156,000), employee recruiting and relocation expenses ($45,000) associated with increased employee levels and office and related expenses ($80,000) associated with increased business and marketing activities. The increase in General and Administrative expenses was partially offset by a one time reduction in consulting costs amounting to $248,000 representing the market value of 35,463 shares of the Common Stock previously issued in 1995 in exchange for consulting services provided to the Company.

Interest income was $5,773, $26,942 and $237,253 for the years ended December 31, 1994, 1995 and 1996, respectively. The increase in interest income of approximately $21,000 for the year ended December 31, 1995 and $211,000 for the year ended December 31, 1996 is associated with higher levels of cash invested in each year as a result of increased stockholder investment through private placements in 1995 and the initial public offering in 1996.

The Company completed a bridge financing in January 1996. As part of such financing, the Company issued certain promissory notes and shares of Common Stock and, in connection therewith, recorded loan discount and deferred financing costs of $295,000 and $75,000 respectively. The Company's net interest income in 1996 includes the interest on promissory notes, and amortization of the loan discount and deferred financing costs of $13,114 and $51,585, respectively. Upon repayment of the promissory notes, the Company recognized an extraordinary loss in the amount of $305,301, representing the unamortized portions of the loan discount and deferred financing costs.

Liquidity and Capital Resources

The Company's capital requirements have been and will continue to be significant. During the period from inception through December 31, 1996 the Company has raised capital, net of expenses, of approximately $9,100,000 through the public and private placement of its debt and equity securities and has been dependent on these sources to fund its capital requirements. The Company's cash and cash equivalents at December 31, 1996 were $4,266,168 as compared to $531,042 at December 31, 1995, an increase of $3,735,126. The increase in cash and cash equivalents is primarily the result of $8,254,184 provided through financing activities offset by the use of $1,231,730 in operating activities and $3,287,328 used for the purchase of property, machinery, equipment and furnishings.

The $8,254,184 of proceeds provided by financing activities were derived from net proceeds of $7,078,985 realized from the Company's initial public offering, net proceeds of approximately $625,000 from the private placement of bridge notes and shares, net proceeds of $234,763 from the issuance of additional shares purchased by the Company's underwriter through an over-allotment option, net proceeds of $336,724 from Warrants exercised from the December 1994 private placement and the March 1996 initial public offering and options exercised by an employee (for a total of $7,895,472 in aggregrate stock sales) and proceeds of $816,000 from amortgage loan on the Company's new facility, offset by the early repayment of the bridge notes ($750,000) and repayment of $81,796 on other long term notes. The Company has available an unused, secured line of credit in the amount of $1,000,000 for purposes of providing working capital, if necessary. The line bears interest at prime plus 1.5% and matures December 18, 1997.

During 1996, the Company received a commitment from Finova in the amount of $3,500,000 for the purchase and lease back to the Company of equipment, furnishings and fixtures purchased in connection with the equipping and furnishing of the Company's new manufacturing facility and other purchases made prior to June 26, 1996. As of December 31,1996, the Company had sold and leased back from Finova equipment, furnishings and fixtures valued at approximately $896,000 and through March 1997 had utilized the remainder of this commitment. Prospective cash obligations associated with this sale and leaseback will approximate $1,000,000 annually through the year 2000.

Item 7. Financial Statements

                  Semiconductor Laser International Corporation
                         (A Development Stage Enterprise)

                           Index to Financial Statements
                                                                      Page
Report of Independent Public Accountants                               18

Financial Statements:

     Balance Sheets as of December 31, 1995 and 1996                   19

     Statement of Operations for the Years Ended December 31,
     1994, 1995 and 1996                                               20

     Statement of Changes in Shareholders Equity for the Years
     Ended December 31, 1994, 1995 and 1996                            21

     Statement of Cash Flows for the Years Ended December 31,
     1994, 1995 and 1996                                               22

Notes to Financial Statements                                         23-28
                                    17

Report of Independent Public Accountants

To The Board of Directors and Shareholders of
Semiconductor Laser International Corporation

In our opinion, the accompanying balance sheet and the related statements of operations, of changes in shareholders equity and of cash flows present fairly, in all material respects, the financial position of Semiconductor Laser International Corporation at December 31, 1995 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PRICE WATERHOUSE LLP
Morristown, NJ
March 5, 1997
                                     18

                Semiconductor Laser International Corporation
                      (A Development Stage Enterprise)

                              Balance Sheet

                                                             December 31,     December 31,
                                                                1995           1996
                                                             -----------     -------------
         Assets
Current Assets
 Cash and cash equivalents.................................. $  491,971      $   4,266,168
 Restricted cash............................................     39,071              --
 Accounts receivable, net of allowance for doubtful.........
 accounts of $ 0 and $ 25,000, respectively.................      5,335             61,047
 Inventory..................................................      2,600              6,316
                                                             ----------       ------------

    Total current assets...................................     538,977          4,333,531

Deferred financing cost.....................................    134,431              --
Plant, Property and Equipment, net..........................    162,175          3,035,929
Intangible assets, net of accumulated amortization of
$1,348 and $2,022, respectively.............................      2,022              1,348
Deposits and other assets...................................      4,130            655,928
                                                             ----------        ------------
     Total assets........................................... $  841,735        $  8,026,736
                                                             ==========        ============

Liabilities and Shareholders' Equity
Current Liabilities
Accounts payable............................................ $  208,940        $  1,142,272
Accrued expenses and other liabilities......................    134,331              92,199
Current portion of long-term debt...........................     81,787              25,948

     Total current liabilities..............................    425,058           1,260,419

Long-term debt..............................................     19,882             809,926
Accrued royalty payments....................................    100,000             100,000
                                                             ----------         -----------
     Total liabilities......................................    544,940           2,170,345
                                                             ----------         -----------
Commitments and contingencies ( Note 11)

Shareholders' Equity
Common stock, $.01 par value, 20,000,000 shares authorized,
1,393,653 shares issued and outstanding December 31, 1995;
3,409,607 shares issued and outstanding December 31, 1996...     13,936             34,096
Common stock issuable.......................................       --            1,123,438
Treasury Stock, 35,463 Shares...............................       --             (248,241)
Additional paid-in capital..................................  2,035,065         10,081,464
Deficit accumulated during the development stage............ (1,752,206)        (5,134,366)
                                                             -----------        -----------
    Total shareholders' equity..............................    296,795          5,856,391
                                                             -----------        -----------
    Total liabilities and shareholders' equity.............. $  841,735         $8,026,736
                                                             ===========        ===========

                     See accompanying notes to financial statements
                                  19

                Semiconductor Laser International Corporation
                       (A Development Stage Enterprise)

                            Statement of Operations



                                       Year Ended      Year Ended        Year Ended        Cumulative
                                       December 31,    December 31,      December 31,         From
                                          1994            1995              1996           Inception
                                      -------------    -------------    -------------    ------------


Operating expenses:

Research and development expenses        $200,667          $ 165,755     $ 2,073,436      $2,439,858
General and administrative expenses       278,108          1,011,584       1,240,676       2,559,175
Royalties                                 100,000             ----            ----           100,000
                                      -------------    -------------    -------------    ------------


   Loss from operations                  (578,775)        (1,177,339)     (3,314,112)     (5,099,033)

Interest income                             5,773             26,942         237,253         269,968
                                      -------------    -------------    -------------    ------------

   Loss before extraordinary item        (573,002)        (1,150,397)     (3,076,859)     (4,829,065)


Extraordinary loss on early
  extinguishment of debt                     ----               ----        (305,301)       (305,301)
                                      -------------    -------------    -------------    ------------
   Net loss after extraordinary item   ($ 573,002)      ($1,150,397)     ($3,382,160)   ($ 5,134,366)

                                      =============    =============    =============   ============


Net loss per share:

   Loss before extraordinary item         ($ 0.50)           ($ 0.92)        ($ 1.03)       ($ 1.62)
   Extraordinary item                      $ 0.00             $ 0.00         ($ 0.10)       ($ 0.10)
                                      -------------    -------------    -------------    ------------
Net loss                                  ($ 0.50)           ($ 0.92)        ($ 1.13)       ($ 1.72)
                                      =============    =============    =============   ============

Weighted average shares outstanding     1,147,800          1,250,248       2,984,170       2,984,170

                                      =============    =============    =============   ============


                             See accompanying notes to financial statements


                                                                    Semiconductor Laser International
                                                                                Corporation
                                                                     (A Development Stage Enterprise)

                                                    Statement of Changes in Shareholders' Equity (Net Capital Deficiency)

                                                                                                  Deficit      	 Total
                                                                                                 Accumulated          Shareholders'
                                              Common Stock         Treasury Stock     Additional During the   Common     Equity
                                          ---------- ---------- ---------- ----------  Paid-In   Development   Stock   (net capital
                                            Shares     Value      Shares     Value     Capital     Stage     Issuable   deficiency)
                                          ---------- ---------- ---------- ---------- ---------- ---------- ---------- ------------
Issuance of common stock..................   152,027     $1,520    ---       ---          $6,196     ---         ---        $7,716
Sale of stock for equipment...............   256,156      2,562    ---       ---          10,439     ---         ---	    13,001
Stock issued for costs incurred...........   320,820      3,208    ---       ---          13,075     ---         ---        16,283
Net loss for the period from inception
(September 21, 1993) to December 31, 1993.     ---         ---     ---       ---           ---    ($28,807)      ---       (28,807)
                                            ---------- ---------- ---------- ---------- ---------- --------   --------     ---------
Balance at December 31, 1993..............   729,003      7,290    ---       ---          29,710  ($28,807)      ---         8,193

Issuance of common stock, January, March
and December 1994.........................   192,344      1,923    ---       ---         552,269     ---         ---       554,192
Net loss for the year ended 1994..........     ---         ---     ---       ---           ---    (573,002)               (573,002)
                                            ----------- ---------- --------- ---------- ---------- --------   --------     ---------
Balance at December 31, 1994..............   921,347      9,213                          581,979  (601,809)                (10,617)

Issuance of common stock, January, March,.
April, June and July 1995.................   434,147      4,340                          979,336                           983,676
Stock contributed by shareholders,                                                                   ---         ---          ---
November 1995.............................   (45,390)      (454)                             454     ---         ---             0
Stock issued in settlement of potential                                                              ---         ---          ---
dispute, November 1995....................    45,390        454                          114,837     ---         ---       115,291
Stock issued for services rendered,                                                                  ---         ---             0
December 1995.............................    38,339        383                           96,915     ---         ---        97,298
Compensatory stock options                                                               261,544     ---         ---       261,544
Net loss for the year ended 1995..........    ---       ---                                     (1,150,397)      ---    (1,150,397)
                                            ----------- ---------- --------- --------- --------- -----------  --------  -----------
Balance at December 31, 1995.............. 1,393,653     13,936                        2,035,065(1,752,206)      ---       296,795

Issuance of common stock as a component of
"Bridge Financing", January 1996..........   150,000      1,500                          243,500     ---         ---       245,000
Issuance of common stock, Initial Public
Offering, March 1996...................... 1,700,000     17,000                        7,061,985     ---         ---     7,078,985
Issuance of common stock, over allotment
option, April 1996........................    55,000        550                          234,214     ---         ---       234,764
Issuance of common stock, warrant exercise   101,983      1,020                          298,810     ---         ---       299,830
Warrant redemption, July 1996.............                                                (3,599)    ---         ---        (3,599)
Issuance of common stock, compensatory
stock option exercise, July 1996..........     1,971         20                            8,849     ---         ---         8,869
Common stock issuable for services to be
rendered, August 1996                                                                                ---       $51,250      51,250
Common stock issuable for services rendered,
September 1996.............................                                                          ---        22,188      22,188
Warrants issued in exchange for services to
Finova.....................................     ---        ---                           167,710     ---         ---       167,710
Issuance of common stock, warrant exercise,
November 1996.............................     7,000         70                           34,930     ---         ---        35,000
Common stock issuable for services rendered,
November 1996.............................                                                           ---     1,050,000   1,050,000
Company common stock returned to
Company, December 1996...................     ---      ---         (35,463)($248,241)     ---        ---         ---      (248,241)
Net loss for the year ended 1996.........     ---      ---          ---       ---         ---    (3,382,160)     ---    (3,382,160)
                                          ---------- ---------- ---------- ---------- ---------- ----------  ---------   ----------
Balance at December 31, 1996.............  3,409,607    $34,096    (35,463)($248,241)$10,081,464($5,134,366)$1,123,438  $5,856,391
                                          ========== ========== ========== ========== ========== ========== ==========  ===========

See accompanying notes to financial statements
                                   21

                       Semiconductor Laser International Corporation
                             (A Development Stage Enterprise)
                                    Statement of Cash Flows

                                                     Year Ended     Year Ended       Year Ended     Cumulative
                                                     December 31,   December 31,      December 31,     From
                                                        1994           1995              1996        Inception
                                                    ------------    ------------    -------------  -------------

Cash flows from operating activities:
Net loss                                             ($ 573,002)    ($ 1,150,397)    ($ 3,382,160)  ($ 5,134,366)
Adjustments to reconcile net loss to cash used
  In operating activities:
     Depreciation and amortization                        5,137           23,779           71,981        100,897
     Expenses settled through the issuance of
       Common shares and options                           ----          384,135          854,172      1,254,590
     Amortization of debt discount                         ----            ----            64,699         64,699
     Extraordinary loss on early extinguishment            ----            ----              ----          ----
       of debt                                                                            305,301        305,301
Change in assets and liabilities:
    (Increase) in accounts receivable                    (1,010)         ( 4,325)         (55,712)       (61,047)
     Decrease (increase) in inventory                    (3,760)           1,160           (3,716)        (6,316)
    (Increase) in deposits and other assets              (4,050)             (80)        (111,926)      (116,056)
    (Increase) decrease in deferred financing cost         ----         (134,431)         134,431          ----
    Increase in accounts payable                         33,840          175,100          933,332      1,142,272
    Increase (decrease) in accrued expenses and
      other liabilities                                  66,536           54,326          (42,132)        92,199
    Increase in accrued royalty payments                100,000            ----             ----         100,000
                                                    ------------    ------------       -------------  -----------
Net cash used in operating activities                  (376,309)        (650,733)      (1,231,730)    (2,257,827)
                                                    ------------    ------------       -------------  -----------
Cash flows from investing activities:
Purchase of plant, property and equipment, net           (8,226)        (163,706)      (4,182,934)     4,359,676)
Sale of equiptment, pursuant to sale and                   ----             ----          895,606        895,606
leaseback agreement
Increase in intangible assets                              ----             ----             ----         (3,370)
                                                    ------------    ------------       -------------  -----------
Net cash used in investing activities                    (8,226)        (163,706)      (3,287,328)    (3,467,440)
                                                    ------------    ------------       -------------  -----------
Cash flows from financing activities:
Proceeds from long term debt                               ----          101,669        1,441,000      1,542,669
Payments on long-term debt                                 ----                0         (831,796)      (831,796)
Issuance of stock, net of expenses                      554,192        1,073,674        7,644,980      9,280,562
                                                    ------------    ------------       -------------  -----------
Net cash provided by financing activities               554,192        1,175,343        8,254,184      9,991,435
                                                    ------------    ------------       -------------  -----------
Net (decrease) increase in cash, cash equivalents,
  and restricted cash                                   169,657          360,904        3,735,126      4,266,168

Cash, cash equivalents, and restricted cash at
  beginning of period                                       481          170,138          531,042         ----
                                                    ------------    ------------       -------------  -----------
Cash, cash equivalents, and restricted cash at
  end of period                                       $ 170,138      $   531,042       $4,266,168     $4,266,168
                                                    ============    ============       =============  ===========

                 Semiconductor Laser International Corporation
                      (A Development Stage Enterprise)

               Notes to Financial Statements December 31, 1996



1.  Organization

Semiconductor Laser International Corporation (the"Company") was incorporated in New York State on September 21, 1993 (inception) to produce high power semiconductor diode laser wafers and bars
("HPDLs"), and to market these products worldwide.

The Company's primary activities since incorporation, as a development stage enterprise, had been research and development, business and financial planning, raising capital and constructing and equipping its manufacturing facility. The Company previously relied on facilities provided through the Wright Cooperative Research and Development
Agreement (CRDA) with the U.S. Air Force for the development and quality control testing of its HPDLs. The CRDA expired in September
1996 and was not renewed. The Company has since completed the construction of its manufacturing facility in Binghamton, New York, where it expects to conduct all activities.


2.  Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the period. Actual results could differ from those estimates.


Cash equivalents

For purposes of the Statement of Cash Flows, the Company considers all highly liquid debt instruments purchased with an initial maturity of three months or less to be cash equivalents.

Inventory

Inventory is valued at the lower of cost or market. Cost is determined by the first in, first out (FIFO) method and the cost of finished goods includes costs to purchase materials and subcontracted labor costs.

Deferred financing costs

Costs incurred in the preparation of the Company's initial public offering were deferred and offset against the proceeds received from the offering.

Depreciation and amortization

Property, plant and equipment are recorded at cost and depreciated over the assets' estimated useful lives ranging from three to twenty years. Depreciation is computed using the straight-line method for financial reporting and the modified accelerated cost recovery system for income tax purposes. Expenditures for major renewals and betterments that extend the useful lives of the property and equipment are capitalized. Expenditures for maintenance and repairs are charged to expense as incurred.

Intangible assets are amortized using the straight-line method over five years.


Research and development

Research and development costs are expensed as incurred. Included in research and development expenses are costs related to development of prototypes of $28,135,$51,013 and $ 2,073,476 for the years ended
December 31, 1994, 1995 and 1996, respectively.

Income taxes

The Company follows the asset and liability approach for deferred income taxes. This method provides that deferred tax assets and liabilities are recorded, using currently enacted tax rates, based upon the difference between the tax bases of assets and liabilities and their carrying amounts for financial statement purposes. A valuation allowance is recorded when it is more likely than not that deferred tax assets will not be realized.


Net loss per share

Net loss per share is computed using the weighted average number of common shares outstanding and dilutive common share equivalents.
Common shares issued, and options and warrants granted, by the Company during the twelve months preceding the offering date have been included in the calculation of common and common equivalent shares outstanding as if they were outstanding for all periods presented using the treasury stock method and an initial public offering price of $5.00 per share. Options and warrants granted prior to the aforementioned twelve-month period and subsequent to the Company's initial public offering have been included in the calculation of common and common equivalent shares outstanding when dilutive.

3.  Inventories

Inventories at December 31, 1996 and 1995 consist solely of raw materials and supplies. Since the Company was in the development stage and had not yet commenced commercial production, the cost of prototypes, including the cost of raw materials and subcontracted labor costs, has been charged to research and development expenses.

4.  Property, Plant and Equipment

Building and equipment consists of the following:
                                                      December 31,
                                                     1995      1996

Property........................                 $     0      $  174,609
Plant...........................                       0       1,680,600
Machinery and equipment.........                  151,861        936,208
Furniture and fixtures..........                    8,144        267,262
Automobiles.....................                   29,738         76,124
                                                 _________    ___________
                                                  189,743    $ 3,134,803
Less: accumulated depreciation..                  (27,568)       (98,874)
                                                 __________   ___________
                                                 $162,175    $ 3,035,929
                                                 ==========   ===========

Depreciation expense for the years ended December 31, 1994, 1995 and 1996, was $4,463, $23,105 and $71,306, respectively.


During 1996, the Company sold and leased back, under a sale and leaseback program, machinery and equipment and furniture and fixtures amounting to approximately $895,000 and expects to sold and leased back, in 1997, approximately $820,000 of assets included in property, plant and equipment at December 31,1996 (see Note 11).


5. Deposits and Other Assets

Deposits and other assets consist of the following:
                                                 December 31,
                                               1995        1996
Deposits under master lease agreement        $   -     $ 279,267
Equipment deposit                                -       342,267
Unamortized service contract costs               -        29,895
Other                                          4,130       4,499
                                             _______   _________
                                             $ 4,130   $ 655,928
                                             =======   =========

6. Accrued Royalty Payments

In June 1994, the Company entered into an exclusive licensing agreement under which it has access to proprietary semiconductor laser device and manufacturing technology and can manufacture, market and distribute its products worldwide. The Company's rights under this agreement are for a period of ten years calling for a running royalty of 0.5% of gross sales for products utilizing this technology. In each of the final five years of this agreement, the Company is obligated to pay a minimum annual royalty of $20,000. Such minimum royalty payments aggregating $100,000 have been reflected in the accompanying financial statements. Royalties payable under the terms of the agreement are expensed as incurred.
No royalty payments were made during the years ended
December 31, 1994, 1995 and 1996.

7. Accrued expenses and other liabilities

Accrued expenses and other liabilities consist of the following:
                                              December 31,
                                            1995       1996
Accrued payroll and benefits            $  32,690    $ 37,078
Litigation accruals                        50,000        -
Accrued financing costs                    20,490        -
Professional fees                          20,000      46,251
Other accrued expenses                     11,151       8,600
                                        _________    ________
                                        $ 134,331    $ 92,199

The Company had been engaged in separate litigation with two companies which were retained to assist the Company in raising equity. These litigations were settled during 1996 for an aggregate amount of $60,000.

8. Debt

Long-term debt is comprised of the following:

                                                 December 31,

                                               1995         1996

Bank term loan, principal and interest
at prime (8.5% at December 31, 1995)
plus 1% payable monthly through
November 27, 1996                           $  77,909       $    -

Bank term loan, principal and interest
at 10% payable monthly through
December 28, 2000                              23,760         19,874

Bank term loan, principal and interest
at 10% (adjustable after December 2001)
payable monthly through December 2006              -         816,000
                                            ________        ________
                                             101,669         835,874
Less current portion                           8,787          25,948
                                            ________        ________
                                            $ 19,882        $809,926
                                            ========        ========


Both loans are secured by assets purchased with the proceeds of the loans. The bank term loan due December 2006 prohibits the Company from payment of dividends, except from net income accrued after the date of the loan agreement, and requires that the Company maintain certain financial ratios and indicators. The Company was in full compliance with the provisions of this term loan at December 31, 1996.

Aggregate annual principal payments applicable to long-term debt over the next five years are $162,490.

The Company has available an unused, secured line of credit in the amount of $1,000,000 for purposes of providing working capital, if necessary. The line bears interest at prime plus 1.5% on the outstanding balance and matures December 18, 1997.

9. Income taxes

There was no provision for income taxes for the years ended December 31, 1994, 1995 and 1996.

Deferred income tax assets (liabilities) consisted of the following:

                                               December 31,

                                            1995           1996
Depreciation and amortization          $  (1,874)     $    (91,190)
Accruals                                   65,130           39,000
Compensatory Stock Options                102,002          105,453
Net operating loss carryforward           510,112        1,939,035
                                       __________      ___________
                                          675,370        1,992,298
Valuation allowance                      (675,370)      (1,992,298)
                                       ___________    ____________
                                       $     -        $      -
                                       ===========    ============

Net operating loss carry forwards, of approximately $5,100,000, expire in the years 2008 to 2011. Internal Revenue Code Section 382 places a limitation on the utilization of Federal net operating loss carry forwards when an ownership change, as defined by tax law, occurs. Generally, an ownership change as defined occurs when a greater than 50 percent change in ownership takes place. The annual utilization of net operating loss carryforward generated prior to such changes in ownership will be limited, in any one year, to a percentage of fair market value of the Company at the time of the ownership change.

A valuation allowance is recorded when it is more likely than not that deferred taxes will not be realized. Because the Company is still in the development stage and future income is uncertain, management has determined that a valuation allowance against all deferred tax assets is necessary at December 31, 1995 and 1996.
                                 25

10. Common Stock

Options

The following summarizes stock option activity:

                                        Exercise
                                       Number of   Price per
                                         Shares     share      Expiration Date

Outstanding at Dec. 31, 1993 and 1994     1,971    $ .25        October 1998

Granted in Nov. 1995, to officers        68,957    $ .05        November 1999
Granted in Nov. 1995, to Directors in
exchange for services                    19,702    $ .05        November 1999
Granted under Employee
Stock Option Plan                        11,000    $5.00        November 2005
                                        _______
Outstanding at Dec. 31, 1995            101,630    $ .05-$5.00
Granted  under Employee
Stock Option Plan                        93,000    $5.00-$9.25  May-Dec.2006
Options exercised                        (1,971)   $ .25
                                        _______
Outstanding at Dec. 31, 1996            192,659    $ .05-$9.25
                                        =======

1,971, 90,630 and 182,159 options were exercisable at December 31, 1994, 1995 and 1996, respectively, at a weighted average exercise price of $0.25, $0.25 and $3.02, respectively.

On November 20, 1995, the Board of Directors canceled options for 88,659 shares with an exercise price of $2.54 and options for an equal amount of shares were issued at an exercise price of $.05 per share and an expiration date of November 19, 1999. Non-cash compensation expense of $261,544 was recognized related to such options.

On October 23, 1995, the Board of Directors adopted the Company's 1995 Employee Stock Option Plan (the "Plan") which provides for the granting of options and stock awards for up to 250,000 shares of the Company's Common Stock. Awards under the plan are discretionary and are administered by a committee of the Board of Directors. The exercise price of the options shall not be less than the fair market value at the date of the grant. Options granted under the plan vest over varying periods after the date of the grant and expire ten years after the date of the grant.

During 1996 the Company granted options to purchase 93,000 shares under the Plan, including 36,000 options to executive officers of the Company. Of the 93,000 options granted, 37,000 are subject to the approval of the Board of Directors. Such options have exercise prices ranging from $5.00 to $9.25, vesting periods through December 1999 and expire in the year 2006.

As permitted by Statement of Financial Accounting Standards ("SFAS")
No. 123, the Company continues to account for options in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and its related interpretations. Had the compensation cost for the options issued in 1996 to officers and employees been determined based upon the fair value at the grant date in accordance with methodology prescribed under SFAS No. 123, the Company's net loss would have increased by approximately $263,000 (or $.09 per share) in 1996 and approximately $14,000 (or $.01 per share) in 1995.
The weighted average fair value of the options granted in 1996 and 1995 was estimated at $2.77 and $2.83, respectively, on the dates of grant, using the Black-Sholes option pricing model which included the following assumptions stated on a weighted average basis:

                                  1995                 1996
                                  ____                 ____

Dividend Yield                      0%                   0%

Volatility                      55.32%               54.08%

Risk Free Interest Rate          5.7 %                6.14%

Expected Life                  5 years            3.7 years



Warrants

Warrants were issued in connection with common stock issued at various times from December 1994 through April 1995. Each warrant entitled the holder to purchase one share of common stock for $2.94 per share.

Warrants were issued in connection with the Company's initial public offering in March 1996. Also, in July 1996, the underwriter of the Company's initial public offering exercised it's overallotment option to purchase an additional 255,000 warrants. Of the 1,955,000 warrants issued, 1,948,000 were outstanding at December 31, 1996.

On January 3, 1997, the Company issued 58,384 warrants in connection with an operating lease agreement (see Note 11). The warrants cannot be exercised prior to February 1997 and entitle the warrant holder to purchase an equal amount of common stock at $5.00 per share. The value of such warrants, as determined by the market price at time of issue, has been reflected in the financial statements as an other asset and additional paid in capital in the amount of $167,710.

On June 13, 1996, the Company notified holders of warrants issued in a December 1994 private placement of the Company's common stock and warrants (the private placement), of its intent to exercise its right to redeem warrants issued in that private placement if such warrants were not exercised prior to July 15, 1996. As a result, the holders of 101,983 Warrants exercised their right to purchase a like amount of shares of the Company's common stock at an exercise price of $2.94 per share on July 15, 1996. The Company redeemed the remaining 13,844 warrants at a redemption price of $0.26 per warrant.

Bridge Financing

On January 18, 1996 the Company completed a private offering of fifteen units (the "Bridge Financing"), each unit consisting of a note
(bearing interest at 9%) in the principal amount of $50,000 and 10,000 shares of common stock, at a price of $50,000 per unit. The principal amount of the notes was due and payable on the earlier of the consummation of a public offering or January 18, 1997. The Company realized net proceeds from the Bridge Financing of approximately $625,000, which net proceeds were allocated between the notes and shares included in the Bridge Financing based on their relative fair values at the date of such Bridge Financing. The $295,000 portion of the Bridge Financing's gross proceeds which were allocated to the shares (the "loan discount") and the $75,000 portion of the Bridge Financing's offering costs which were allocated to the notes
(the "deferred financing costs") were being amortized commencing January 18, 1996. Upon early retirement of the notes, the Company recognized an extraordinary loss of $305,301 representing the unamortized loan discount and deferred financing costs.

Initial Public Offering

On March 19, 1996 the Company sold 1,700,000 shares of common stock at $5.00 per share and 1,700,000 warrants to purchase 1,700,000 shares of common stock at $.10 per warrant through an initial public offering (the "offering") and realized net proceeds from the offering of $7,078,995, a portion of which was used to repay the notes from the Bridge Financing.

On April 3, 1996, the underwriter of the Company's offering notified the Company of its intent to exercise, in part, its over-allotment option to purchase shares of the Company's common stock. As a result, the Company issued and sold an additional 55,000 shares of its common stock at the initial public offering price of $5.00 per share. The net proceeds to the Company, after expenses and underwriting discounts and commissions, were approximately $234,800. The option has since lapsed as to its unexercised portion.

Treasury Stock

The Company holds 35,463 shares of its common stock in treasury. The treasury shares are the result of a return of shares to the Company by a stockholder who had received the shares as compensation for services provided in 1995. The shares have been valued at their fair market value of $248,241 on the date of contribution and have been included in the accompanying financial statements as Treasury Stock and as a reduction in general and administrative expenses.

11. Commitments and Contingencies

Operating Leases

In October 1996, the Company entered into a master equipment lease agreement with FINOVA Technology Finance, Inc. ("FINOVA"). The agreement provides for the sale and ultimate leaseback by the Company of up to $3,500,000 of equipment, furnishings and fixtures. As part of the consideration for the agreement, the Company issued a warrant certificate for 58,334 warrants entitling FINOVA to purchase a corresponding number of shares of the Company's common stock at $5.00 per share. The warrants cannot be assigned, sold, transferred or otherwise disposed of prior to February 27, 1998. The warrants are currently exercisable. The warrants have been valued at $167,710, the fair market value of the Company's warrants at the date of issuance and such value is being amortized over the term of the lease.

Rent expense under noncancellable operating leases was $25,563 for the year ended December 31, 1996.

The Company had previously leased its office facility and furniture under an operating lease on a month to month basis. Rent expense related to those leases for the years ended December 31, 1994, 1995 and 1996 was $4,800, $4,780 and $42,755, respectively.

Future minimum payments under noncancellable operating leases, including the Finova lease agreement, at December 31,1996, are as follows:

                       Year Ending
                       December 31,

                         1997  $  263,940
                         1998     263,940
                         1999     263,940
                         2000     263,940
                               __________

                               $1,055,760
                               ==========

Litigation

The Company is currently engaged in a dispute with a director and former officer of the Company involving the employment termination of the former officer for cause. The former officer is challenging the termination under an employment agreement entered into in 1995 and seeking damages in the aggregate of $500,000. The dispute is currently part of an arbitration proceeding. The Company believes the termination was proper and that no amount should be awarded to the former officer. Subsequent to the commencement of the arbitration, the Company brought an action against the former officer in the New York Supreme Court (Broome County) alleging violations by the former officer of his obligations under the terms of a non-disclosure agreement. The court has issued a temporary restraining order barring the former officer from making any disclosure or using confidential information or trade secrets, which remains in effect. The Company believes it will prevail with respect to the enforcement of the former officer's non-disclosure obligations.

Agreements

Northwestern License Agreement

The Company entered into a licensing agreement with Northwestern
University (the "Northwestern License") on September 1, 1996. The Northwestern license is for the exclusive rights to produce, market and sell aluminum free HPDLs worldwide using certain patents and know how, as defined in the Northwestern license, owned by Northwestern University. Under the terms of the Northwestern license, the rights expire upon the expiration of the patents or ten years from the date of the first commercial sale in countries where no patent rights exist. The Company also has the right to terminate the Northwestern license after three years. Northwestern University has the right to terminate the Northwestern license after three years if the Company does not have products, based on the technology, available for sale.

In consideration for the Northwestern license, the Company has committed to pay Northwestern University a non-refundable license fee of $21,000 plus $10,000 of the Company's unregistered common stock (1,231 shares). In addition, the Company will issue 1,500 shares of unregistered common stock, valued at $12,188 as of the date of the Northwestern license, one year from the date of the agreement. These amounts are reflected as research and development expense as of December 31, 1996. Royalties are also required for sales derived from this technology and are based on net sales volume on a sliding scale from 4% to 1%.

In November 1996, the Company entered into an agreement with a Professor at Northwestern University for services as an advisor to transfer the aluminum free technology to the Company for commercial production. In consideration for the agreement, the Company has committed to issue 120,000 shares of the Company's unregistered common stock to the Professor. The fair market value of the Company's unregistered common stock granted, as of the date of the agreement, was $1,050,000 and has been included in the accompanying financial statements as common stock issuable at December 31, 1996 and research and development expenses.
                                28

Item 8. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure
    None.

                              PART III


Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act

Information called for by Item 9 will be set forth under the heading "Election of Directors" in the Company's 1997 definitive Proxy Statement, to be completed prior to April 30, 1997, which is incorporated herein by this reference.

Item 10. Executive Compensation

Information called for by Item 10 will be set forth under the heading "Executive Compensation" in the Company's 1997 definitive Proxy Statement, to be completed prior to April 30, 1997, which is incorporated herein by this reference.

Item 11. Security Ownership of Certain Beneficial Owners and Management

Information called for by Item 11 will be set forth under the heading "Security Ownership of Certain Beneficial Owners and Management" in the Company's 1997 definitive Proxy Statement, to be completed prior to April 30, 1997, which is incorporated herein by this reference.

Item 12. Certain Relationships and Related Transactions

Information called for by Item 12 will be set forth under the heading "Certain Relationships and Related Transactions" in the Company's 1997 definitive Proxy Statement, to be completed prior to April 30, 1997, which is incorporated herein by this reference.

Item 13. Exhibits, List and Reports on Form 8-K.

(a) Exhibits.

3.2   By-Laws of the Company.(1)
4.1 Form of Underwriter's Warrant Agreement, dated as of March 19, 1996, between the Company and Whale Securities Co., L.P.(1)
4.2 Form of Warrant Agreement dated as of March 19, 1996, among the Company, Whale Securities Co., L.P. and American Stock Transfer & Trust Company.(1)
4.3 Warrant, dated January 3, 1997, between the Company and Finova Technology Finance, Inc.
10.1 License Agreement, dated June 3, 1994, by and between the Company and the Air Force. (1)
10.2 CRDA, dated January 19, 1994 between the Company and Wright Laboratories of the Air Force.(1).
10.3  Amendment, effective January 19, 1994 to CRDA between the Company and Wright Laboratories of the Air Force.(1)
10.4 CRDA, dated May 1995, between the Company and Rome Laboratory of the Air Force.(1)
10.5  Employment Agreement, dated as of October 1, 1995 between the
      Company and Geoffrey T. Burnham.(1)
10.6  Employment Agreement, dated as of October 1, 1995 between the
      Company and Susan M. Burnham.(1)
10.7  Employment Agreement, dated as of October 1, 1995, by and between the Company and Theodore W. Konopelski.(1)
10.8 Consulting Agreement, dated November 10, 1995, by and between the Company and George W. Barrett. (1)
10.9  1995 Stock Option Plan of the Company.(1)
10.10 Real Property Lease, dated as of August 23, 1995, by and between Manufacturers and Traders Trust Company and the Company. (1)
10.11 Form of Private Warrants (1)
10.12 Form of Consulting Agreement between the Company and Whale
      Securities Co., L.P.. (1)
10.13 Master Equipment Lease Agreement with Finova.
10.14 Northwestern License.
11.1  Statement re: computation of per share earnings
21.1  Subsidiaries of the Company
----------

(1) Incorporated by reference to Registrant's Registration Statement on form S-1 (Reg. No. 333-754) which was declared effective by the Securities and Exchange Commission on March 19, 1996.

(b) Reports on Form 8-K

    None.

                                SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 SEMICONDUCTOR LASER INTERNATIONAL
                                 CORPORATION

                                       /s/ Geoffrey T. Burnham
         March 27, 1997	           By:______________________________

                                   Geoffrey T. Burnham, Chairman of
                                   the Board, President and Chief
                                   Executive Officer (principal executive
                                   officer)



In accordance with the requirements of the Exchange Act, this Report has been signed by the following persons in the capacities and on the dates stated.


     Signature                      Title                      Date


 /s/ Geoffrey T. Burnham
----------------------------- Chairman of the Board, President
     Geoffrey T. Burnham      and Chief Executive Officer
                              (principal executive officer) March 27, 1997

 /s/ Susan M. Burnham
----------------------------- Vice President, Treasurer
     Susan M. Burnham         and Director                  March 27, 1997

/s/ Nicholas L. Prioletti, Jr.
----------------------------- Chief Financial Officer
Nicholas L. Prioletti, Jr.    (principal financial and
                              accounting officer)           March 27, 1997

/s/ David L. Koffman
---------------------
David L. Koffman              Director                      March 27, 1997

/s/ Brian J. Thompson
---------------------
Brian J. Thompson             Director                      March 27, 1997


---------------------
George W. Barrett             Director                      March   , 1997


---------------------
Theodore W. Konopelski        Director                      March   , 1997

[TYPE]     EX-4.3



THE SECURITIES REPRESENTED BY THIS CERTIFICATE HAVE NOT BEEN REGISTERED OR QUALIFIED FOR SALE UNDER THE SECURITIES ACT OF 1933, AS AMENDED, OR ANY STATE SECURITIES LAW AND MAY NOT BE SOLD OR TRANSFERRED IN THE ABSENCE OF SUCH REGISTRATION OR QUALIFICATION OR AN EXEMPTION THEREFROM UNDER THE SECURITIES ACT OF 1933, AS AMENDED, AND ANY SUCH STATE LAWS WHICH MAY BE APPLICABLE AND ARE TRANSFERABLE ONLY UPON THE CONDITIONS SPECIFIED IN THIS WARRANT CERTIFICATE.

                       SEMICONDUCTOR LASER INTERNATIONAL CORPORATION
                                     WARRANT CERTIFICATE
                        WARRANTS TO PURCHASE SHARES OF COMMON STOCK

                                      January 3, 1997

Void after 5:00 p.m. Eastern Standard Time on March 19, 2000

SEMICONDUCTOR LASER INTERNATIONAL CORPORATION, a New York corporation
(the "Company"), hereby certifies that, for value received, FINOVA TECHNOLOGY FINANCE, INC., a Delaware corporation ("Finova"), or permitted registered assigns is the registered owner of 58,334 subject to full compliance by Finova with the terms of the Master Equipment Lease Agreement dated October 7, 1996 and the Commitment Letter to the Company from Finova dated September 26, 1996 and accepted by the Company on September 27, 1996 (the "Agreement") or, if Finova shall fail to aquire all equipment under the Agreement despite compliance by the Company with the terms thereof the number of warrants shall be the product resulting from multiplying 58,334 by a fraction, the numerator of which is the cost of equipment leased to the Company under the Agreement and the denominator of which is $3,500,000 (the Warrants"). Each Warrant entitles the registered holder to purchase one share, as adjusted from time to time as provided herein, of the common stock of the company, par value $0.01 per share (the "Common Stock"; each such share being a "Warrant Share" and all such shares being the "Warrant Shares")at the exercise price of Five and no/100 ($5.00) dollars per share (as adjusted from time to time as provided herein (the "Exercise Price"), commencing on February 27, 1997 (the "Exercise Date"), and expiring on or before 5:00 p.m. Eastern Standard Time on March 19, 2000 ( the "Expiration Date"), all subject to the following term and conditions:

Section 1. Registration. The Company shall register each Warrant, upon records to be maintained by the Company for that purpose (the "Warrant Register"), in the name of the record holder of such Warrant from time to time. The Company may deem and treat the registered holder of each Warrant as the absolute owner thereof for the purpose of any exercise thereof or any distribution to the holder thereof, and for all other purposes. The Company shall not at any time close the Warrant Register so as to result in preventing or delaying the exercise or transfer of the Warrants.

Section 2.  Registration of Transfers; Issuance of New Warrant
Certification.

2.1 Registration of Transfers. Prior to February 27, 1998, Finova shall not assign, sell, transfer or otherwise dispose of any of the Warrants other than to an individual or entity controlling, controlled by or under common control with Finova ("Affiliate"). After February 27, 1998, the Company, shall register the transfer of any Warrants in the Warrant Register, so long as either a registration statement under the Securities Act of 1933, as amended, is effective with respect thereto or such transaction is exempt from registration, upon surrender of this Warrant Certificate, with the Form of Assignment attached hereto as Annex A duly filled in and executed, to the Company at the office of the Company specified in or pursuant to Section 10. Upon any such registration of transfer, a new Warrant Certificate, in substantially the form of this Warrant Certificate, evidencing the Warrants so transferred shall be issued to the transferee and a new Warrant Certificate, in similar form, evidencing the remaining Warrants not so transferred, if any, shall be issued to the then registered holder thereof.

2.2 Issuance of New Warrant Certificates. Upon receipt of evidence satisfactory to the Company of the loss, theft, destruction or mutilation of this Warrant Certificate and (i) in the case of any such loss, theft or destruction upon delivery of indemnity, if requested, satisfactory to the Company in form and amount and (ii) in the case of any such mutilation, upon surrender of this Warrant Certificate for cancellation at the office of the Company at which the Warrant
Register is kept, the Company, at its expense, will execute and deliver, in lieu thereof, a new Warrant Certificate representing the right to purchase at the Exercise Price then in effect a like aggregate number of Warrant Shares.

Section 3.  Exercise of Warrant; Issuance of Exercise Shares.

3.1 Exercise of Warrant. Subject to the provisions of this Warrant Certificate, including adjustments to the number of Warrant Shares issuable on the exercise of each Warrant and to the Exercise Price pursuant to Section 6, the registered holder of each Warrant shall have the right, commencing on the Exercise Date until on or prior to the Expiration Date, to purchase from the company, and the Company shall be obligated to issue and sell to such holder of a Warrant, at the Exercise Price one fully paid Warrant Share; provided, however, that by exercising any Warrants at any time and from time to time prior to or on February 27, 1998, Finova (i) agrees not to assign, sell, transfer or otherwise dispose of any Warrant Shares thus acquired until after February 27, 1998 to any individual or entity other than an Affiliate and
(ii) agrees that appropriate legends may be placed on and stop transfer notations maintained against the certificate evidencing such Warrant Shares to that effect. The Warrants and all rights hereunder shall expire on the Expiration Date and shall be wholly null and void to the extent the Warrants are not exercised before it expires.

3.2 Issuance of Warrant Shares.

(a) Subject to Sections 4 and 8, upon (i) surrender of this Warrant Certificate, with the form of Election to Purchase attached hereto as Annex B duly filled in and executed, to the Company at the office of the Company specified in or pursuant to Section 10, or at such other address as the Company may specify in writing to the then registered holder of the Warrants, and (ii) payment of the Exercise Price multiplied by the number of Warrant Shares then issuable upon exercise of the Warrants being exercised in lawful money of the United States of America, all as specified by the registered holder of this Warrant Certificate in the Form of Election to Purchase, the Company shall promptly issue and cause to be delivered to or upon the written order of the registered holder of such Warrants, and in such name or names as such registered holder may designate, a certificate for the Warrant Shares issued upon such exercise of such Warrants; subject to the proviso set forth in the first sentence of Section 3.1. Any person so designated to be named therein shall be deemed to have become the holder of record of such Warrant Shares as of the Date of Exercise of such Warrants.

The "Date of Exercise" of any Warrant means the date on which the Company shall have received (i) this Warrant Certificate, with the Form of Election to Purchase appropriately filled in and executed, and (ii) payment of the Exercise Price for such Warrant.

(b) The Warrants evidenced by this Warrant Certificate shall be exercisable either as an entirety or, from time to time, for part only of the number of Warrants evidenced hereby. If fewer than all of the Warrants evidenced by this Warrant Certificate are exercised at any time, the Company shall issue, at its expense, a new Warrant Certificate, in substantially the form of this Warrant Certificate, for the remaining number of Warrants evidenced by this Warrant Certificate.

(c) the Warrants may only be exercised to purchase full shares of Common Stock and the Company shall not be required to issue fractions of shares of Common Stock on the exercise of Warrants. However, if the registered holder of Warrants exercises all the Warrants and such exercise would result in the issuance of a fractional share, the Company will pay to such registered holder, in lieu of the issuance of any fractional share otherwise issuable, an amount of cash based on the market value of the Common Stock of the Company on the last trading day prior to the exercise date.

Section 4. Payment of Taxes. The Company will pay any documentary stamp taxes attributable to the initial issuance of Warrant Shares issuable upon the exercise of Warrants; provided, however, that the Company shall not be required to pay any tax which may be payable in respect of any transfer involved in the issue or delivery of any certificates of Warrant Shares in a name other than that of the registered holder of the Warrants in respect of which such Warrant Shares are issued, and in such case the Company shall not be required to issue or deliver any certificate for Warrant Shares or any Warrant Certificates until the person requesting the same has paid to the Company the amount of such tax or has established to the Company's satisfaction that such tax has been paid or that such person has an exemption from the payment of such tax.

Section 5.  Reservation and Issuance of Warrant Shares.

5.1 Reservation of Warrant Shares. The Company agrees and covenants that at all times prior to the Expiration Date it will have authorized, and hold in reserve and keep available, free from preemptive rights, for the purpose of enabling it to satisfy any obligation to issue Warrant Shares upon the exercise of the Warrants, the number of Warrant shares deliverable upon full exercise of the Warrants.

5.2 Issuance of Warrant Shares. The Company agrees and covenants that all Warrant Shares issuable upon issuance in accordance with the terms of this Warrant Certificate will be duly authorized, validly issued, fully paid and non-assessable and free and clear of all taxes or other governmental charges with respect to the issuance thereof and from all liens, charges and security interests created by the Company.

Section 6.  Adjustments of Exercise Price.
The Exercise Price shall be subject to adjustment from time to time as follows:

(i) In case the Company shall at any time after the date hereof pay a dividend in shares of Common Stock or make a distribution in shares of Common Stock, then upon such dividend or distribution the Exercise Price in effect immediately prior to such dividend or distribution shall forthwith be reduced to a price determined by dividing:

(A) an amount equal to the total number of shares of Common Stock outstanding immediately prior to such dividend or distribution multiplied by the Exercise Price in effect immediately prior to such dividend or distribution, by

(B) The total number of shares of common Stock outstanding immediately after such dividend or distribution.

For the purposes of any computation to be made in accordance with the provisions of this clause (i), the following provisions shall be applicable: Common Stock issuable by way of dividend or other distribution on any stock of the Company shall be deemed to have been issued immediately after the opening of business on the date following the date fixed for the determination of stockholders entitled to receive such dividend or other distribution.

(ii) In case the Company shall at any time split or subdivide or combine the outstanding Common Stock, the Exercise Price shall forthwith be proportionately decreased in the case of split or subdivision or increased in the case of combination to the nearest one cent. Any such Adjustment shall become effective at the time such subdivision or combination shall become effective.

(iii) Within a reasonable time after the close of each quarterly fiscal period of the Company during which the Exercise Price has been adjusted, the Company shall provide the registered holder with notice showing in detail the facts requiring all such adjustments occurring during such period and the Exercise Price after each such adjustment; provided that failure to give any such notice shall not affect the validity of any such adjustment.

(iv) Notwithstanding anything contained herein to the contrary, no adjustment of the Exercise Price shall be made if the amount of such adjustment shall be less than $.05, but in such case any adjustment that would otherwise be required then to be made shall be carried forward and shall be made at the time and together with the next subsequent, if any, adjustment which, together with any adjustment so carried forward, shall amount to not less than $.05.

(v) In the event that the number of outstanding shares of Common Stock is increased by a stock dividend payable in Common Stock or by a subdivision of the outstanding Common Stock, then, from and after the time at which the adjusted Exercise Price becomes effective pursuant to this Section 6 by reason of such dividend or subdivision, the number of Warrant Shares issuable upon the exercise of each Warrant shall be increased in proportion to such increase in outstanding shares. In the event that the number of shares of Common Stock outstanding is decreased by a combination of the outstanding Common Stock, then, from and after the time at which the adjusted Exercise Price becomes effective pursuant to this Section 6 by reason of such combination, the number of Warrant Shares issuable upon the exercise of each Warrant shall be decreased in proportion to such decrease in the outstanding shares of Common Stock.

(vi) In case of any reorganization or reclassification of the outstanding Common stock (other than a change in par value, or from par value to no par value, or as a result of a subdivision or combination), or in case of any consolidation of the Company with, or merger of the Company into, another corporation (other than a consolidation or merger in which the Company is the continuing corporation and which does not result in any reclassification of the outstanding Common Stock), or in case of any sale or conveyance to another corporation of the property of the Company as an entirety or substantially as an entirety, the registered holder of the Warrants shall thereafter have the right to purchase the kind and amount of shares of Common stock and other securities and property receivable upon such reorganization, reclassification, consolidation, merger, sale or conveyance by a holder of the number of shares of Common Stock which the registered holder of the Warrants shall then be entitled to purchase; such adjustments shall apply with respect to all such changes occurring between the date of this Warrant Agreement and the date of exercise of such Warrant.

(vii) Subject to the provisions of this Section 6, in case the Company shall, at any time prior to the exercise of the Warrants, make any distribution of its assets to holders of its Common Stock as a liquidating or a partial liquidating dividend, then if the registered holder of the Warrants who exercises the Warrants after the record date for the determination of those holders of Common Stock entitled to such distribution of assets as a liquidating or partial liquidating dividend shall be entitled to receive for a Exercise Price per Warrant, in addition to each share of Common Stock, the amount of such distribution (or, at the option of the Company, a sum equal to the value of any such assets at the time of such distribution as determined by the Board of Directors of the Company in good faith), which would have been payable to the registered holder of the Warrants had it been the holder of record of the Common Stock receivable upon exercise of the Warrants on the record date for the determination of those entitled to such distribution.

(viii) In case of the dissolution, liquidation or winding up of the Company, all rights under this Warrant Certificate shall terminate on a date fixed by the Company, such date to be no earlier than ten (10) days prior to the effectiveness of such dissolution, liquidation or winding up and not later than five (5) days prior to such effectiveness. Notice of such termination of purchase rights shall be given to the registered holder of this Warrant, at least thirty (30) days prior to such termination date.

(ix) In case the Company shall, at any time prior to the expiration of the Warrants and prior to the exercise thereof, offer to the holders of its Common Stock any rights to subscribe for additional shares of any class of the Company, then the Company shall give written notice thereof to the registered holder of this Warrant not less than thirty (30) days prior to the date on which the books of the Company are closed or a record date is fixed for the determination of the stockholders entitled to such subscription rights. Such notice shall specify the date as to which the books shall be closed or record date fixed with respect to such offer of subscription and the right of the registered holder of this Warrant to participate in such offer of subscription shall terminate if the Warrants shall not be exercised on or before the date of such closing of the books or such record date.

(x) Any adjustment pursuant to the aforesaid provisions shall be made on the basis of the number of shares of Common stock which the registered holder of the Warrants would have been entitled to acquire by the exercise of the Warrants immediately prior to the event giving rise to such adjustment.

(xi) Irrespective of any adjustments in the Exercise price or the number or kind of Warrant Shares purchasable upon exercise of the Warrants, Exercise Warrant Certificates thereafter entered into may continue to express the same price and number and kind of shares as are stated in this Warrant Certificate.

(xii) The Company may retain a firm of independent public accountants (who may be any such firm regularly employed by the Company) to make any computation required under this Section 6, and any certificate setting forth such computation signed by such firm shall be conclusive evidence of the correctness of any computation made under this Section 6.

(xiii) If at any time, as a result of an adjustment made pursuant to paragraph (vi) above, the registered holder of Warrants shall become entitled to purchase any securities other than shares of Common Stock, thereafter the number of such securities so purchasable upon exercise of each Warrant and the Exercise Price for such shares shall be subject to adjustment from time to time in a manner and on terms as nearly equivalent as practicable to the provisions with respect to Common Stock contained in paragraphs (i), (ii) and (v) above.

Section 7. Warrant holder not Deemed Stockholder. The registered holder of Warrants, as such, shall not be entitled to vote or to receive dividends or be deemed the holder of Common Stock that may at any time be issuable upon exercise of the Warrants for any purpose whatsoever, nor shall anything contained herein be construed to confer upon the registered holder of Warrants, as such, any of the rights of a stockholder of the Company or any right to vote for the election of directors or upon any matter submitted to stockholders at any meeting thereof, or to give or withhold consent to any corporate action (whether upon any recapitalization, issue or reclassification of stock, change of par value or change of stock to no par value, consolidation, merger or conveyance or otherwise), or to receive notice of meetings, or to receive dividends or subscription rights, until the registered holder of Warrants shall have exercised the Warrants and been issued shares of Common Stock in accordance with the provisions hereof.

Section 8.  Registration of Warrant Shares.

(a) Neither the Warrants nor the Warrant Shares have been registered under the Securities Act of 1933, as amended (such Act, or any similar Federal statute then in effect, being the "Securities Act").

(b) The registered holder of this Warrant Certificate, by acceptance hereof, represents that it is acquiring the Warrants to be issued to it for its own account and not with a view to the distribution thereof, and agrees not to sell, transfer, pledge or hypothecate any Warrants or any Warrant Shares unless a registration statement is effective for such Warrants or Warrant Shares under the Securities Act or in the opinion of such holder's counsel (a copy of which opinion shall be delivered to the Company) such transaction is exempt from the registration requirements of the Securities Act; provided that Warrants and Warrant shares issued to such holder may be transferred to any Affiliate of such holder, without any such registration or opinion, subject to the foregoing restriction on any further sale, transfer, pledge or hypothecation by such affiliate.

(c) The Company will use its best efforts to comply with (i) the reporting requirements of Sections 13 and 15(d) of the securities Exchange Act of 1934 (whether or not the Company is required to do so pursuant to such Sections) and (ii) all other reporting requirements of the Securities and Exchange Commission (such Commission or any successor to any or all of its functions being "Commission") from time to time in effect and relating to the availability of an exemption from the Securities Act for sale of restricted securities (including, without limitation, Rule 144 promulgated by the Commission under the Securities Act). The Company also will cooperate with the registered holder of this Warrant Certificate and with each registered holder of any Warrant Shares in supplying such information as may be necessary for any such holder to complete and file any information reporting forms presently or hereafter required by the Commission as a condition to the availability of an exemption from the Securities Act for the sale of restricted securities.

Section 9.  One Time Only Demand Registration Right.

(a) Making the Demand. On one occasion only at such time after February 27, 1998 when one or more registered holders of Warrants or Warrant Shares shall make a written request to the Company to register under the Securities Act, in the aggregate, not less than 29,168 Warrant Shares either issuable upon exercise of such Warrants or held by such holder or holders, the Company within ninety days after such request is effective shall promptly give written notice of such request (the "Requesting Holders"), such notice stating the estimated approximate date of filing such registration statement, and shall there-upon promptly use its best efforts (i) to register the Warrant Shares of or pertaining to the holder or holders making such request and each other holder of Warrants or Warrant Shares from whom written request for registration is effective or received on or before the later to occur of (A) the twentieth day after the effective date of such notice by the Company and (B) the thirtieth day prior to the estimated date of filing specified in such notice, and to (ii) to keep such registration in effect a minimum of ninety days. Subject to clause (c) below, the Company may include in such registration other securities for sale for its own account or for the account of any other person.

(b) Selection of Underwriters. If the requested registration pursuant to this subsection 9.1 involves an underwritten offering, the underwriter thereof shall be selected by the Company.

(c) Priority in Demand Registrations. If the requested registration pursuant to this subsection 9.1 involves an underwritten offering, and the managing underwriter shall advise the Company in writing (with a copy to each holder of Warrant Shares requesting registration) that, in its opinion, the number of securities requested to be included in such registration (including securities of the Company which are not Warrant Shares exceeds the number which can be sold in such offering, the Company will include in such registration to the extent of the number of which the Company is so advised can be sold in such offering (i) first, Warrant Shares requested to be included in such registration by the Requesting Holders, pro rata among such securities requested to be included by such Holders, (ii) second, other Warrant Shares requested to be included in such registration, pro rata among the holders thereof requesting such registration on the basis of the number of shares of such securities requested to be included by such holders, and (iii) third, other securities of the Company proposed to be included in such registration, in accordance with the priorities, if any, then existing among the Company and the holders of such other securities.

9.2 Registration Procedures. In connection with the registration pursuant to this Section 9, the Company will:

(a) prepare and (within sixty days after the end of the period within which requests for registration may be given to the Company or in any event as soon thereafter as possible) file with the Commission the requisite registration statement to effect such registration and use its best efforts to cause such registration statement to become effective, provided, however, that the Company may discontinue any registration of its securities which are not Warrant Shares at any time prior to the effective date of the registration statement relating thereto;

(b) prepare and file with the commission such amendments and supplements to such registration statement and the prospectus used in connection therewith as may be necessary to keep such registration statement effective for a minimum of ninety days and to comply with the provisions of the Securities Act with respect to the disposition of all securities covered by such registration statement; provided that if less than all the Warrant shares are withdrawn from registration after the expiration of such period, the shares to be so withdrawn shall be allocated pro rata among the holders thereof on the basis of the respective numbers of Warrant Shares held by them included in such registration;

(c) furnish to each seller of Warrant Shares covered by such registration statement such number of conformed copies of such registration statement and of each such amendment and supplement thereto (in each case including all exhibits), such number of copies of the prospectus contained in such registration statement (including each preliminary prospectus and any summary prospectus) and any other prospectus filed under Rule 424 under the Securities Act, in conformity with the requirements of the Securities Act, and such other documents, as such seller may reasonably request;

(d) use its best efforts to register or qualify all Warrant Shares and other securities covered by such registration statement under such other securities or blue sky laws of such jurisdictions as each seller thereof shall reasonably request, to keep such registration or qualification in effect for so long as such registration statement remains in effect, and take any other action which may be reasonably necessary or advisable to enable such seller to consummate the disposition in such jurisdictions of the securities owned by such seller;

(e) use its best efforts to cause all Warrant Shares covered by such registration statement to be registered with or approved by such other governmental agencies or authorities as may be necessary to enable the seller or sellers thereof to consummate the disposition of such Warrant Shares;

(f) furnish to each seller of Warrant Shares a signed counterpart, addressed to such seller (and the underwriters, if any), of

(i) an opinion of counsel for the Company, dated the effective date of such registration statement (and, if such registration includes an underwritten public offering, dated the date of the closing under the underwriting agreement), reasonably satisfactory in form and substance to such seller, and

(ii) a "comfort" letter, dated the effective date of such registration statement (and, if such registration includes an underwritten public offering, dated the date of the closing under the underwriting agreement), signed by the independent public accountants who have certified the Company's financial statements included in such registration statement, covering substantially the same matters with respect to such registration statement (and the prospectus included therein) and, in the case of the accountants' letter, with respect to events subsequent to the date of such financial statements, as are customarily covered in opinions of issuer's counsel and in accountants' letters delivered to the underwriters in accordance with public offerings of securities and, in the case of the accountants' letter, such other financial matters, such as seller (or the underwriters, if any) may reasonably request;

(g) notify each seller of Warrant Shares covered by such registration statement, at any time when a prospectus relating thereto is required to be delivered under the Securities Act, of the happening of any event as a result of which the prospectus included in such registration statement, as then in effect, includes an untrue statement of a material fact or omits to state any material fact required to be stated therein or necessary to make the statements therein not misleading in the light of the circumstances under which they were made, and at the request of any such seller promptly prepare and furnish to such seller a reasonable number of copies of a supplement to or amendment of such prospectus as may be necessary so that, as thereafter delivered to the purchasers of such securities, such prospectus shall not include an untrue statement of a material fact or omit to state a material fact required to be stated therein or necessary to make the statements therein not mis-leading in the light of the circumstances under which they were made;

(h) otherwise use its best efforts to comply with all applicable rules and regulations of the Commission, and make available to its security holders, as soon as reasonably practicable, an earnings statement covering the period of at least twelve months, but not more than eighteen months, beginning with the first full calendar month after the effective date of such registration statement, which earnings statement shall satisfy the provisions of Section 11 (a) of the Securities Act, and not file any amendment or supplement to such registration statement or prospectus to which any such seller shall have reasonably objected on the grounds that such amendment or supple-ment does not comply in all material respects with the requirements of the Securities Act or of the rules or regulations thereunder, having been furnished with a copy thereof at least five business days prior to the filing thereof;

(i) provide a transfer agent and registrar for all Warrant Shares covered by such registration statement not later than the effective date of such registration statement; and

(j) use its best efforts to list all Common Stock covered by such registration statement on any securities exchange on which any of the Common Stock is then listed.
The Company may require each seller of Warrant Shares as to which the registration is being effected to furnish the Company such information regarding such seller and the distribution of such securities as the Company may from time to time reasonably request in writing.
Each holder of the Warrant Shares agrees by acquisition of such Warrant Shares that upon receipt of any notice from the Company of the happening of any event of the Kind described in clause (g) of this subsection 9.2, such holder will forthwith discontinue such holder's disposition of Warrant Shares pursuant to the registration statement relating to such Warrant Shares until such holder's receipt of the copies of the supple-mented or amended prospectus contemplated by clause (g) of this sub-
section 9.2, and, if so directed by the Company, will deliver to the Company at the Company's expense) all copies, other than permanent file copies, then in such holder's possession of the prospectus relating to such Warrant Shares current at the time of receipt of such notice. In the event the Company shall give any such notice, the period referred to in clause (b) of this subsection 9.2 shall be extended by a number of days equal to the number of days during the period from and including the giving of notice pursuant to clause (g) of this subsection 9.2 to and including the date when each seller of any Warrant Shares covered by such registration statement shall have received the copies or the supplemented or amended prospectus contemplated by clause (g)of this subsection 9.2.

9.3  Underwritten Offering.

(a) Demand Underwritten Offering. If requested by the underwriters for an underwritten offering by holders of Warrant Shares pursuant to the registration requested under subsection 9.1, the Company will enter into an underwriting agreement with such underwriters for such offering, such agreement to be satisfactory in substance and form to each holder and the underwriters and to contain such representations and warranties by the Company and such other terms as are customarily contained in agreements of this type, including, without limitation, indemnities to the effect and to the extend provided in subsection 9.5. The holders of Warrant Shares to be distributed by such underwriters shall be parties to such underwriting agreement and may, at their option, require that any or all of the representations and warranties by, and the other agreements on the part of, the Company to and for the benefit of such underwriters shall also be made to and for the benefit of such holders of Warrant shares and that any or all of the conditions precedent to the obligations of such underwriters under such underwriting agreement be conditions precedent to the obligations of such holders of Warrant Shares. No holder of Warrant Shares shall be required to make any representations or warranties to or agreements with the company or the underwriters other than representations, warranties or agreements regarding such holder and such holder's intended method of distribution and any other representation required by law.

(b)  Hold back Agreements.

(i) Each holder of Warrant Shares agrees by acquisition of such Warrant Shares, if so required by the managing underwriter, not to effect any public sale or distribution of such securities, during the 7 days prior to and the 90 days after an underwritten registration pursuant to this
Section 9 has become effective or, if the managing underwriter advises the Company in writing that, in its opinion, no such public sale or distribution should be effected for a specific period longer than 90 days after such underwritten registration in order to complete the sale and distribution of securities included in such registration and the Company gives notice to such holder of Warrant Shares of such advice, during a reasonable longer period after such underwritten registration, except as part of such underwritten registration, whether or not such holder participates in such registration.

(ii) The Company agrees (A) not to effect any public sale or distribution of its equity securities or securities convertible into or exchangeable or exercisable for any of such securities during the 7 days prior to and the 90 days after any underwritten registration pursuant to this Section 9 has become effective, except as part of such underwritten registration and except pursuant to registrations on Form S-8 or any successor or similar form thereto, and (B) to cause each holder of its equity securities or any securities convertible into or exchangeable or exercisable for any of such securities, in each case purchased from the Company at any time after the date of this Warrant (other than in a public offering) to agree not to effect any such public sale or distribution of such securities, during such period or, in either case, if the managing underwriter advises the Company in writing that, in its opinion, no such public sale or distribution should be effected for a specified period longer than 90 days after such underwritten registration in order to complete the sale and distribution of securities included in such registration, during a reasonable longer period after such underwritten registration, except as part of such underwritten registration.

9.4 Preparation; Reasonable Investigation. In connection with the preparation and filing of the registration statement under the Securities Act, the Company will give the holders of Warrant Shares registered under such registration statement, their underwriters, if any, and their respective counsel and accountants, the opportunity to participate in the preparation of such registration statement, each prospectus included therein or filed with the Commission, and each amendment thereof or supplement thereto, and will give each of them such access to its books and records and such opportunities to discuss the business of the Company with its officers and the independent public accountants who have certified its financial statements as shall be necessary, in the opinion of such holders' and such underwriters' respective counsel, to conduct a reasonable investigation within the meaning of the Securities Act.

9.5  Indemnification.

(a) Indemnification by the Company. In the event of such registration of the Warrant Shares under the Securities Act, the Company will, and hereby does, indemnify and hold harmless the seller of any Warrant
Shares covered by such registration statement, its directors and officers, each other person who participates as an underwriter in the offering or sale of such securities and each other person or entity, if any, who controls such seller or any such underwriter within the meaning of the Securities Act against any losses, claims, damages or liabilities, joint or several, to which such seller or any such director or officer or underwriter or controlling person may become subject under the Securities Act or otherwise, insofar as such losses, claims, damages or liabilities (or actions or proceedings, whether commenced or threatened, in respect thereof) arise out of or are based upon any untrue statement or alleged untrue statement of any material fact contained in the registration statement under which the Warrant Shares were registered under the Securities Act, any preliminary prospectus, final prospectus or summary prospectus contained therein, or any amendment or supplement thereto, or any omission or alleged omission to state therein a material fact required to be stated therein or necessary to make the statements therein no misleading, and the Company will reimburse such seller and each such director, officer, underwriter and each such director, officer, underwriter and controlling person for any Legal or any other expenses reasonably incurred by them in connection with investigating or defending any such loss, claim, liability, action or proceeding; provided that the Company shall not be liable in any such case to the extent that any such loss, claim, damage, liability (or action or proceeding in respect thereof) or expense arises out of or is based upon an untrue statement or alleged untrue statement or omission of alleged omission made in such registration statement, any such preliminary prospectus, final prospectus, summary prospectus, amendment or supplement in reliance upon and in conformity with written information furnished to the Company through an instrument duly executed by such seller specifically stating that it is for use in the preparation thereof, and, provided further that the Company shall not be liable to any person or entity who participates as an underwriter, in the offering or sale of Warrant
Shares or any other person, if any, who controls such underwriter within the meaning of the Securities Act, in any such case to the extent that any such loss, claim, damage, liability, (or action or proceeding in respect thereof) or expense arises out of such person's or entity's failure to send or give a copy of the final prospectus to the person or entity asserting an untrue statement or alleged untrue statement or omission or alleged omission at or prior to the written confirmation of the sale of Warrant Shares to such person or entity if such statement or omission was corrected in such final prospectus. Such indemnity shall remain in full force and effect regardless of any investigation made by or on behalf of such seller or any such director, officer, underwriter or controlling person and shall survive the transfer of such securities by such seller.

(b) Indemnification by the Sellers. The Company may require, as a condition to including any Warrant Shares in the registration statement filed pursuant to this Section 9, that the Company shall have received an undertaking satisfactory to it from the prospective seller of such securities, to indemnify and hold harmless (in the same manner and to the same extent as set forth in clause (a) of this subsection 9.5) the Company the Company each officer of the Company and each other person,if any, who controls within the meaning of the Securities Act, with respect to any statement or alleged statement in or omission or alleged omission from such registration statement, any preliminary prospectus, final prospectus or summary prospectus contained therein, or any amendment or supplement thereto, if such statement or alleged statement or omission or alleged omission was made in reliance upon and in conformity with written information furnished to the Company through an instrument duly executed by such seller specifically stating that it is for use in the preparation of such registration statement, preliminary prospectus, final prospectus, summary prospectus, amendment or supplement. Such indemnity shall remain in full force and effect regardless of any investigation made by or on behalf of the Company or any such director, officer or controlling person and shall survive the transfer of such securities by such seller.

(c) Notices of Claims, etc. Promptly after receipt by an indemnified party of notice of the commencement of any action or proceeding involving a claim referred to in the preceding clauses of this subsection 9.5, such indemnified party will, if a claim in respect thereof is to be made against an indemnifying party, promptly give written notice to the indemnifying party, provided that the failure of any indemnified party to give notice as provided herein shall not relieve the indemnifying party to its obligations under the preceding clauses of this subsection 9.5, except to the extent that the indemnifying party is actually prejudiced by such failure to give notice. In case any such action is brought against an indemnified party, unless in such indemnified party's reasonable judgement a conflict of interest between such indemnified and indemnifying parties may exist in respect of such claim, the indemnifying party shall be entitled to participate in and to assume the defense thereof, jointly with any other indemnifying party similarly notified to the extent that it may wish, with counsel reasonably satisfactory to such indemnified party, and after notice from the indemnifying party to such indemnified party of its election so to assume the defense thereof, the indemnifying party shall not be liable to such indemnified party for any legal or other expenses subsequently incurred by the latter in connection with the defense thereof other than reasonable costs of investigation. No indemnifying party shall consent to entry of any judgment or enter into any settlement without the consent of the indemnified party which does not include as a unconditional term thereof the giving by the claimant or plaintiff to such indemnified party of a release from all liability in respect to such claim or litigation.

(d) Other Indemnification. Indemnification similar to that specified in the preceding clauses of this subsection 9.5 (with appropriate modifications) shall be given by the Company and each seller of Warrant Shares with respect to any required registration or other qualification of securities under any Federal or state law or regulation of governmental authority other than the Securities Act.

(e) Indemnification Payments. The indemnification required by this subsection 9.5 shall be made by periodic payments of the amount thereof during the course of the investigation or defense, as and when bills are received or expense, loss, damage or liability is incurred.

9.6  Registration Expenses.

(a) All fees, disbursements and expenses (collectively, the "Registration Expenses") incurred by the Company in connection with the registration pursuant to Section 9, and all reasonable fees and disbursements of one counsel for the holders of Warrants or Warrant Shares, shall be borne by the Company, including, without limitation, all registration and filing fees, all costs of preparation and printing (in such quantities as the holders of Warrants or Warrant Shares, or the underwriters, may reasonably request) of any registration statement and related prospectus and any amendments or supplements thereto, all fees and disbursements of counsel for the Company, the expenses of complying with applicable securities or blue sky laws, and all costs in connection with the preparation and delivery of such legal opinions, auditors' comfort letters or other closing documents as the holders of Warrants or Warrant Shares, or as the underwriters shall reasonably request.

(b) All underwriting commissions allocable to the Warrant Shares in connection with the registration pursuant to this Section 9 shall be allocated among the holders of Warrant Shares pro rata according to the number of Warrant Shares being registered by each such holder or in such other manner as such holders may agree.

Section 10. Notices. All notices required or permitted to be given hereunder shall be in writing and shall be deemed to have been (a) when received, if delivered in person; (b) when sent, if sent by telecopier and confirmed within forty-eight (48) hours by letter mailed or delivered to the party to be notified at its address set forth herein; or (c) five
(5) business days following the mailing thereof is mailed by certified first class mail, postage prepaid, return receipt requested, in any such case as follows:

If to the Company, to:

SEMICONDUCTOR LASER INTERNATIONAL CORPORATION
15 Link Drive
Binghamton, New York 13904

Attention:  Dr. Geoffrey T. Burnham,
            President and Chief Executive Officer
Telecopier: (607) 754-5974

and a copy thereof (which shall not constitute notice) to:

Rubin Baum Levin Constant & Friedman
30 Rockefeller Plaza
New York, New York 10112

Attention:  Walter M. Epstein, Esq.
Telecopier: (212) 698-7825

FINOVA TECHNOLOGY FINANCE, INC.
10 Waterside Drive
Farmington, Connecticut 06032

Telecopier: (860) 676-1814

or to such address as any party shall notify the other in writing pursuant to this Section 10.

Section 11. Survival of Rights and Duties. This Warrant Certificate shall terminate and be of no further force and effect on the earlier of
(i) 5:00 p.m. Eastern Standard Time on the Expiration Date, or (ii) the date on which all of the Warrants have been exercised, except that the provisions of Sections 4, 5.2 and 9 shall continue in full force and effect after such termination date.

Section 12. Successors and Assigns. This Warrant Certificate shall be binding upon and inure to the benefit of the Company, its successors and assigns, and the registered holder or holders from time to time of the Warrants and Warrant Shares.

Section 13. Severability. If for any reason any provision, paragraph or term of this Warrant Certificate is held to be invalid or enforceable, all other valid provisions herein shall remain in full force and effect and all terms, provisions and paragraphs of the Warrant Certificate shall be deemed to be severable.

Section 14. Governing Law. This Warrant Certificate shall be governed by and construed in accordance with the laws of the State of New York without regard to its conflict of laws provisions.

Section 15. Headings. Paragraph and subparagraph headings used herein are included for convenience or reference only shall not affect the construction of this Warrant Certificate nor constitute a part of this Warrant Certificate for any other purpose.

IN WITNESS WHEREOF, the Company has caused this Warrant Certificate to be duly executed as the date and year first above written.

SEMICONDUCTOR LASER INTERNATIONAL CORPORATION

By:________________________
   Name:  Geoffrey T. Burnham
   Title: Pres. & CEO

ATTEST:

____________________________
Name:  Linda Dickinson
Title: Assistant Secretary

Annex A

Form of Assignment'

FOR VALUE RECEIVED, ___________hereby sells, assigns and transfers to each assignee set forth below all of the rights of the undersigned in and to the number of Warrants (as defined in and evidenced by the foregoing Warrant Certificate) set opposite the name of such assignee below and in and to the foregoing Warrant Certificate with respect to said Warrants and the shares of Common Stock issuable upon exercise of said Warrants:


Name of Assignee           Address                 Number of Warrants



If the total of said Warrants shall not be all the Warrants evidenced by the foregoing Warrant Certificate, the undersigned requests that a new Warrant Certificate evidencing the Warrants not so assigned be issued in the name of and delivered to the undersigned.

                               Name of
                               Holder (Print):_______________________

Dated:_____________, 19_____   (By:)_________________________________
                               (Title:)




___________________________________

No assignment is permitted prior to February 27, 1998.

Annex B

FORM OF ELECTION TO PURCHASE

(To Be Executed by the Holder if the Holder Desires to Exercise Warrants Evidence by the Foregoing Warrant Certificate)

To Semiconductor Laser International Corporation:

The undersigned hereby irrevocably elects to exercise _______Warrants evidenced by the foregoing Warrant Certificate for, and to purchase thereunder,_____________full shares of Common Stock issuable upon exercise of said Warrants and delivery of $________________(in cash as provided for in the foregoing Warrant Certificate) and any applicable taxes payable by the undersigned pursuant to such Warrant Certificate.

The undersigned requests that certificates for such shares be issued in the name of
               PLEASE INSERT SOCIAL SECURITY OR
               TAX IDENTIFICATION NUMBER
               _________________________________

________________________________   ___________________________________
(Please print name and address)
______________________________________________________________________

If said number of Warrants shall not be all the Warrants evidenced by the foregoing Warrant Certificate, the undersigned requests that a new Warrant Certificate evidencing the Warrants not so exercised be issued in the name of and delivered to

______________________________________________________________________
(Please print name and address)
______________________________________________________________________
______________________________________________________________________

1 If Warrants are exercised prior to February 27, 1998, Warrant Shares must be issued in the name of Finova Technology Finance, Inc., a Delaware corporation, and the Election to Purchase must include the following undertaking: The undersigned agrees not to assign, sell, transfer or otherwise dispose of such shares of Common Stock prior to February 27, 1998 any individual or entity other than an Affiliate.

Dated:_______________. 19_____  Name of
                                Holder (Print):______________________
                                (By:)________________________________
                                     (Title:)

[TYPE]     EX-10.13


                                   Exhibit 10.13
                          MASTER EQUIPMENT LEASE AGREEMENT

Dated as of  OCTOBER 7, 1996

between


FINOVA TECHNOLOGY FINANCE, INC.
(LESSOR)


AND

SEMICONDUCTOR LASER INTERNATIONAL CORPORATION
(LESSEE)




SCHEDULE B

Table of Stipulated Loss Values



This is Schedule B to Rent Schedule No. 1 to Master Equipment Lease Agreement dated October 7, 1996 between FINOVA TECHNOLOGY FINANCE, Inc. ("Lessor") and SEMICONDUCTOR LASER INTERNATIONAL CORPORATION ("Lessee").

Stipulated Loss Values for each item of Equipment shall be determined by multiplying Acquisition Cost for such item (as set forth in the Rental Schedule) by the percentage shown below for the applicable Payment Date:

        If Casualty                     If Casualty
        Occurrence                      Occurrence
        Occurs On                       Occurs On
        Or After                        Or After
        Payment         Percentage      Payment         Percentage
        No.             Amount          No.             Amount

        1              112.749%        25              64.445%
        2              110.849%        26              62.305%
        3              108.940%        27              60.153%
        4              107.022%        28              57.991%
        5              105.094%        29              55.818%
        6              103.157%        30              53.634%
        7              101.209%        31              51.439%
        8               99.252%        32              49.233%
        9               97.286%        33              47.016%
       10               95.309%        34              44.788%
       11               93.322%        35              42.549%
       12               91.326%        36              40.299%
       13               89.320%        37              38.037%
       14               87.303%        38              35.764%
       15               85.277%        39              33.480%
       16               83.240%        40              31.184%
       17               81.193%        41              28.877%
       18               79.136%        42              26.559%
       19               77.069%        43              24.228%
       20               74.991%        44              21.886%
       21               72.903%        45              19.533%
       22               70.804%        46              17.167%
       23               68.695%        47              14.790%
       24               66.576%        48              12.401%

             If casualty occurs before payment no. 112.749%


                        TABLE OF CONTENTS

SECTION                                                         PAGE
1. Agreement for Lease of Equipment...............................1

2. Delivery and Acceptance of Equipment...........................1

3. Disclaimer of Warranties.......................................2

4. Primary Term...................................................2

5. Rent...........................................................2

6. Lessee's Representations and Warranties........................3

7. Identification Marks...........................................4

8. Fees and Taxes.................................................5

9. General Indemnity..............................................5

10. Use of Equipment; Location; Liens.............................6

11. Maintenance And Repairs; Additions to
    Equipment.....................................................6

12. Loss, Damage or Destruction of Equipment......................7

13. Reports; Inspections..........................................8

14. Insurance.....................................................8

15. Return of Equipment...........................................9

16. Lessor's Ownership; Equipment To Be and
    Remain Personal Property.....................................11

17. Other Covenants..............................................11

18. Events of Default............................................12

19. Assignment and Transfer by Lessor............................15

20. Recording and Filing; Expenses...............................16

21. Automatic Lease Term Renewal.................................16

22. Quite Enjoyment..............................................16

23. Failure or Indulgence Not Waiver;
    Additional Rights of Lessor..................................16

24. Sublease.....................................................16

25. Purchase Option..............................................17

26. Notices......................................................17

27. Entire Agreement; Severability; Amendment or
    Cancellation of Lease........................................18

28. Waiver of Jury...............................................18

29. Restriction of Limitation Periods
    and Damages..................................................18

30. Governing Law; Consent to Jurisdiction
    and Service..................................................18

31. Lessor's Right to Perform for Lessee.........................18

32. Agreement for Lease Only.....................................18

33. Binding Effect...............................................18

34. General......................................................18

35. Definitions..................................................19


                MASTER EQUIPMENT LEASE AGREEMENT

MASTER EQUIPMENT LEASE AGREEMENT dated as of October 7, 1996 between SEMICONDUCTOR LASER INTERNATIONAL CORPORATION hereinafter called "Lessee"), a New York Corporation that has its executive office and principal place of business at 148 Vestal Parkway East, Vestal, NY 13850 and FINOVA TECHNOLOGY FINANCE, INC. FORMERLY NAMED FINANCING FOR SCIENCE INTERNATIONAL, INC. (hereinafter called "Lessor"), a Delaware corporation with its principal place of business at 10 Waterside Drive, Farmington, Connecticut 06032-3065

In consideration of the mutual covenants hereinafter contained, Lessee and Lessor agree as follows:

1. Agreement for Lease of Equipment. Lessor shall lease to Lessee and Lessee shall lease from Lessor, upon the terms and conditions specified in this Maser Lease and the applicable Rental Schedule, the Equipment as described in the applicable Rental Schedule including Schedule A of such Rental Schedule and this Master Lease. Each Rental Schedule shall incorporate the terms of this Master Lease and shall constitute a separate lease (the term "this Lease" shall refer collectively to the applicable Rental Schedule and this Master Lease). Only the signed copy of each Renal Schedule and not this Master Lease shall constitute chattel paper the possession of which can perfect a security interest. In the event of a conflict between the provisions of this Master Lease and the provisions of any Rental Schedule, the provisions of the Rental Schedule shall prevail.

2. Delivery and Acceptance of Equipment. (a) Lessor and Lessee agree that the vendor of the Equipment to Lessor or, as to any Equipment to be sold by Lessee to Lessor and leased back, the vendor of the Equipment to Lessee (in either case, the "Vendor") will be responsible to deliver the Equipment to Lessee at the location specified in the applicable Rental Schedule. Such delivery shell be delivery of the Equipment by Lessor to Lessee under this Lease unless such Equipment is to be sold by Lessee to Lessor and leased back. Provided that no Event of Default has occurred, no event which with the passage of time or giving of notice would be an Event of Default has occurred, and is continuing, and the conditions set forth in the next following paragraph have been met and the Equipment is not to be sold by Lessee to Lessor and leased back, Lessor hereby authorizes Lessee, acting as Lessor's agent, to accept for Lessor, and in Lessor's name, the Equipment from the vendor upon delivery pursuant to the purchase contract for the Equipment. Such acceptance shall be acceptance of the Equipment by Lessee under this Lease. Lessee agrees to confirm any acceptance of the Equipment by Lessee by executing a Certificate of Inspection and Acceptance and providing the same to Lessor in accordance with the notice provision hereof on or about the Lease Commencement Date, but no later than the date for payment to the Vendor.

(b) Conditions precedent to every progress payment and Lease Term Commencement shall include that (i) no payment shall be past due to Lessor or any assign of Lessor from Lessee or any Guarantor
(as hereinafter defined), whether as a lessee, a guarantor or in some other capacity; (ii) Lessee shall be in compliance with the provisions of this Lease; (iii) all documentation then required by Lessor's counsel shall have been received by Lessor; (iv) Lessee shall not be in default under any material contract to which Lessee is a party or by which Lessee or the property of Lessee is bound; and (v) there shall not have been any material adverse change or threatened material adverse change in the financial or other condition, business, operations, properties, assets or prospects of Lessee, or any Manufacturer (as hereinafter defined) since March 31, 1996, or from the written information that has been supplied to Lessor prior to September 26, 1996 by Lessee, or any Manufacturer.

3. Disclaimer of Warranties. LESSEE ACKNOWLEDGES THAT IT HAS SELECTED BOTH THE EQUIPMENT AND EVERY MANUFACTURER AND OTHER VENDOR OF THE EQUIPMENT. THAT LESSEE HAS NOT RELIED UPON LESSOR FOR SUCH SELECTION
AND THAT LESSEE HAS A COPY OF THE PURCHASE CONTRACT(S) FOR LESSOR'S PURCHASE OF THE EQUIPMENT. LESSOR HAS NOT MADE AND SHALL NOT BE DEEMED
TO HAVE MADE ANY REPRESENTATION OR WARRANTY, EXPRESS OR IMPLIED, AS
TO THE MERCHANTABILITY, FITNESS FOR USE, FITNESS FOR A PARTICULAR PURPOSE OR TITLE OF THE EQUIPMENT (OR ANY PART THEREOF) OR AS TO COMPLIANCE WITH SPECIFICATIONS, COMPLIANCE WITH GOVERNMENTAL REGULATIONS, QUALITY, SELECTION, INSTALLATION, SUITABILITY, PERFORMANCE, CONDITION, DESIGN, ABSENCE OF DEFECTS, OPERATION, OR NON-INFRINGEMENT OF PATENT,
COPYRIGHT, TRADEMARK OR OTHER INTELLECTUAL PROPERTY RIGHTS OF THE EQUIPMENT (OR ANY PART THEREOF). LESSEE SHALL LEASE THE EQUIPMENT
'AS IS, WHERE IS". LESSOR HEREBY DISCLAIMS ANY AND ALL SUCH WARRANTIES OR REPRESENTATIONS, EXPRESS OR IMPLIED. LESSEE AND LESSOR AGREE THAT
ALL RISKS INCIDENT TO THE MATTERS REFERRED TO IN THIS SECTION ARE TO BE BORNE BY LESSEE. Lessor has and shall have no responsibility for the installation, adjustment or servicing of the Equipment. The provisions of this Section have been negotiated and are intended to be a complete exclusion and negation of any representations or warranties by Lessor, express or implied, with respect to the Equipment that may arise pursuant to any law now or hereafter in effect, or otherwise. In no event shall defect in, or unfitness of, any or all of the Equipment, or any breach of warranty or representation by any or every Manufacturer or other Vendor relieve Lessee of the obligation to pay rent or to make any other payments required hereunder or to perform any other obligation hereunder. Without limiting the generality of the foregoing. Lessor shall not be responsible or liable for any (i) defect, either latent for patent, in any of the Equipment or for any direct or consequential damages therefrom, (ii) loss of use of any of the Equipment or for any loss of profits or any interruption in Lessee's inability to use any or all of the Equipment for any reason whatsoever, or (iii) in the event that any Vendor delays for fails to make delivery of any or all of the Equipment or fails to fulfill or comply with any purchase contract or order. For as long as no Event of Default shall have occurred and is continuing hereunder, Lessor hereby transfers and assigns to Lessee during the Lease Term (as hereinafter defined) all right and interest of Lessor in any Manufacturer's and other Vendor's warranties with respect to any and all of the Equipment, and agrees to execute all documents reasonably necessary to effect such transfer and assignment, except that to the extent any rights of Lessor with respect to the Equipment may not be assigned or otherwise be available to Lessee, Lessor shall instead use reasonable efforts to enforce such rights against such Manufacturers or other Vendors but only upon the request and at the expense of Lessee.

4. Primary Term. The Primary Term for each item of the Equipment shall commence on the Lease Commencement Date provided for by the Rental Schedule for such Equipment, and unless sooner terminated pursuant to the provisions of the Lease, shall be for the number of calendar months set forth in such Rental Schedule, plus the number of days remaining in any partial calendar month if the Lease Commencement Date occurs on other than the first day of a month. Notwithstanding the foregoing, the provisions of this Master Lease on indemnification of Lessor by Lessee shall apply between Lessor and Lessee with respect to any Equipment from the time that any order for the Equipment is placed by Lessor.

5. Rent. (a) Lessee shall pay to Lessor in cash or by check as rent for the Equipment during the Lease Term, the amounts provided for in the Rental Schedule ("Basic Rent") for such Equipment on the dates designated therein ("Payment Dates"), at the location of Lessor set fourth therein, or at such other address or to such other person or entity as Lessor, from time to time, may designate.

(b) Lessee shall also pay to Lessor, upon notice by lessor to Lessee that payment is due, any sums other then for Basic Rent that Lessee at any time shall be required to pay Lessor pursuant to the provisions of this Lease, including but not limited to sums payable by reason of payments by Lessor made with express consent of lessee to any Vendors in advance of the delivery of such Equipment or the commencement of the Lease Term for such Equipment, together with every additional charge, interest and cost which may be added for non-payment or late payment of any such sums or of Basic Rent. All such sums shall be additional rent ("Additional Rent"), Lessor shall provide Lessee with notice as to the amount of any Additional Rent. The due date for the Additional Rent shall be three business days after the notice is deemed to be given, if Lessee shall fail to pay any Additional Rent, Lessor shall have all rights, powers and remedies with respect thereto as are provided herein or by law in the case of non-payment of Basic Rent.

(c) With respect to any amount of Basic Rent or Additional Rent not received by Lessor within five days from when due hereunder, Lessee shall pay to Lessor interest on such amount from the due date thereof until payment is received by Lessor at two percent per month or the highest rate of interest on amounts past due that is not unlawful, whichever is lower (the "Default Interest Rate"). Additionally, with respect to each such instance of late payment, Lessee shall pay to Lessor, within five days of notification that such payment is due, a collection fee of $500, which fee approximates Lessor's administrative costs, at minimum, to collect such unpaid Basic Rent or Additional Rent. The charges incurred for any months for Default Interest and collection fees shall be deemed waived not invoiced to Lessee within 60 days from the end of such month.

(d) LESSEE AGREES THAT TIME IS OF THE ESSENCE TO LESSOR IN LESSEE'S MAKING PAYMENTS OF BASIC RENT AND ADDITIONAL RENT WHEN SUCH
PAYMENTS
BECOME DUE.

(e) This Lease is a net-net-net lease and, notwithstanding any other provisions of this Lease, it is intended that Basic Rent and Additional Rent shall be paid without notice, demand, counterclaim, setoff, deduction or defense and without abatement, suspension, deferment, diminution or reduction. Lessee shall perform all its obligations under this Lease at its sole cast and expense. Except to the extent otherwise expressly specified herein, the obligations and liabilities of Lessee hereunder shall in no way be released, discharged or otherwise affected for any reason, including, without limitation: (i) any defect in the condition, quality or fitness for use of the Equipment or any part thereof;(ii) any damage to, removal, abandonment, salvage, loss, scrapping or destruction of or any requisition or taking of the Equipment or any part thereof; (iii) any restriction, prevention or curtailment of or interference with any use of the Equipment or any part thereof; (iv) any defect in title or rights to the Equipment or any lien on such title or rights or on the Equipment; (v) any change, waiver, extension, indulgence or other action or omission in respect of any obligation or liability of Lessor; (vi) any bankruptcy, insolvency, reorganization, composition, adjustment, dissolution, liquidation or other like proceedings relating to Lessee or any action taken with respect to this Lease by any trustee or receiver of Lessee or by court, in any such proceeding; (vii) any claim that Lessee has or might have against any Person (as hereinafter defined), including without limitation Lessor; (viii) any failure on the part of Lessor to perform or comply with any of the terms hereof or of any other agreement; (ix) any invalidity, unenforceability or disaffirmance of this Lease or any provision hereof against or by Lessee; or (x) any other occurrence whatsoever, whether similar or dissimilar to the foregoing, whether or not Lessee or Lessor shall have notice or knowledge of any of the foregoing. To the extent permitted by law, Lessee waives all rights now or hereafter conferred by statute or otherwise to quit, terminate, cancel, rescind or surrender this Lease, or to any diminution or reduction of Basic Rent or Additional Rent payable by Lessee hereunder. However, the provisions of this paragraph (e) shall not be deemed to restrict the right of Lessee to bring an action against Lessor for its breach of its obligations under or in respect of this Lease.

6. Lessee's Representations and Warranties. Lessee represents and warrants (and if requested by Lessor, promptly will provide supporting documents to the effect and an opinion of counsel substantially in the form requested by Lessor) that as of the date that Lessee signs this Master Lease, as of any date that Lessor makes a payment to a Vendor prior to the date all Equipment has been accepted for lease hereunder, as of each date that any Equipment is accepted for lease hereunder and as of each Lease Commencement Date pursuant to a Rental Schedule hereunder: (i) all items of the Equipment are new and unused as of the Lease
Commencement Date, unless otherwise specified in the applicable Rental
Schedule in which event the specified items of the Equipment shall have been delivered new to Lessee by their suppliers not more than 180 days prior to their Lease Term Commencement; (ii) Lessee is duly organized, validly existing and in good standing under the laws of the jurisdiction of its organization, and is qualified and in good standing to do business wherever necessary to carry on its present business and operations, including the jurisdictions where the Equipment is or will be located;
(iii) Lessee has the power to enter into this lease and the other instruments and documents executed by Lessee in connection herewith (together with this Lease, the "Transactional Documents") and to pay and perform its obligations under this Leaves and the other Transactional Documents; (iv) this Lease and the other Transactional Documents have been duly authorized, executed and delivered by Lessee, and constitute the valid, legal and binding obligations of Lessee enforceable in accordance with their terms; (v) no vote or consent of, or notice to, the holders of any class of stock of Lessee is required , or if required, such vote or consent has been obtained or given, to authorized the execution, delivery and performance of this Leaves and the other Transactional Documents by Lessee; (vi) neither the execution and delivery by Lessee of this Lease and the other Transactional Documents, nor the consummation by Lessee of the transactions contemplated hereby or thereby, nor compliance by Lessee with eh provisions hereof or thereof, conflicts with or results in a breach of any of the provisions of any Certificate of Incorporation or By-laws or partnership or trust agreement or certificate of Lessee, or of any applicable law, judgment, order, writ, injunction, decree, award, rule or regulation of any court, administrative agency or other governmental authority, or of any indenture, mortgage, deed of trust other agreement or instrument of any nature to which Lessee is a party or by which it or its property is bound or affected or pursuant to which it is constituted, or constitutes a default under any thereof or will result in the creation of any lien, charge, security interest or other encumbrance upon any of the Equipment, other than the interests therein of Lessor or any Assignee
(as hereinafter defined), or upon any other right or property of Lessee or will in any manner adversely affect Lessor's or any Assignee's right, title and interest in any of the Equipment; (vii) no consent, approval, withholding of objection or other authorization of or by any court, administrative agency, other governmental authority or any other Person is required, except such consents, approvals or other authorizations which have been duly obtained and are in full force and effect and copies of which have been furnished Lessor, in connection with the execution, delivery or performance by Lessee, or the consummation by Lessee, of the transactions contemplated by this Lease and the other Transactional Documents : (viii) there are no actions, suits or proceedings pending, or, to the knowledge of Lessee, threatened, in any court or before any administrative agency or other governmental authority against or affecting Lessee, which, if adversely decided would or could, individually or in the aggregate, materially and adversely affect the financial or other condition, business, operations, properties, assets or prospects of Lessee or the ability of Lessee to preform any of its obligations under this Lease or under the other Transactional Documents, except for any such actions, suits or proceedings that Lessee has described in writing to Lessor; (ix) no Event of Default or event or Default, exists or is continuing; (x) there has been no material adverse change or threatened change in Lessee's financial or other condition, business, operations, properties, assets or prospects since the date of Lessee's most recent financial statements reported on by an independent public accounting firm prior to the date of this Master Lease, since the dates of each such Person's interim and annual financial statements, if any, subsequent to such prior statements, or from the written information that has been supplied to Lessor by Lessee; (xi) Lessee possesses any and all authorizations, certifications and licenses which are or may be required to use and operate the Equipment; (xii) the Acquisition Cost pursuant to the applicable Rental Schedule of each item of the Equipment does not exceed the fair and usual price for like quantity purchases of such item and reflects all discounts, rebates and allowances for the Equipment given to Lessee or any affiliate of Lessee by any Vendor or other Person including, without limitation, discounts for advertising, prompt payment, testing or other services; (xiii) all information supplied to Lessor by Lessee is correct and does not omit any statement necessary to make the information supplied not misleading; and
(xiv)the financial statements of Lessee have been prepared in accordance with generally accepted accounting principles consistently applied and accurately and completely present the financial condition and the results of operations of Lessee at the dates of and for the periods covered by such statements.

7. Identification Marks. To the extent reasonably requested by Lessor or if required by applicable law, Lessee shall affix to the Equipment at Lessee's expense signs, labels, or other forms of notice to disclose Lessor's ownership of, and the interest of any Assignee in, the Equipment. Lessee shall keep and maintain such signs, labels or other forms of notice affixed to the Equipment throughout the Lease Term. Lessor may furnish such signs, labels or other forms of notice to Lessee. Except as otherwise directed by Lessor, Lessee shall not allow the name of any person other then Lessor to be placed on any part of the Equipment as a designation that might reasonably be interpreted as a claim of ownership.

8. Fees and Taxes. Lessee agrees to pay promptly when due, and to indemnify and hold Lessor harmless from, all license, title, registration and recording fees whatsoever, all taxes including, without limitation, sales, use, franchise, personal property, excise, import, export and stamp taxes and customs duties, and all charges together with any penalties, fines or interest thereon which are assessed, levied or imposed by any governmental or taxing authority against Lessor with respect to any or all of the Equipment or the purchase, acquisition, ownership, construction, installation, shipment, delivery, lease, possession, use, maintenance, condition, operation, control, return or other disposition thereof or the rents, receipts or earnings arising therefrom which accrue or are payable with respect to the Equipment or this Lease or which are assessed, are based on a valuation date, or are due during or with respect to the Lease Term or any subsequent period until the Equipment has been returned to Lessor pursuant to the provisions of this Lease or until the Equipment has been purchased by Lessee pursuant to any purchase option provisions of this Lease, excluding, however, any taxes measured by Lessor's net income from the general operation of Lessor's business including without limitation, the leasing of Equipment hereunder. In the event any fees, taxes or charges payable by Lessee pursuant to the next preceding sentence are paid by Lessor, or if Lessor is required to collect or pay any thereof, Lessee shall reimburse Lessor therefor (plus any penalties, fines or interest thereon) promptly upon demand. Unless and until Lessor notifies Lessee in writing to the contrary, Lessee shall file and pay any personal property taxes levied or assessed on the Equipment directly to the levying authority. Upon Lessor's written request, Lessee shall submit to Lessor satisfactory evidence of payment by Lessee of any or all amounts for which Lessee is required to make payment or to indemnify Lessor hereunder that are paid by Lessee, and of the filing of any and all reports, returns and other documentation required in connection with any such payment. In the event Lessor elects to pay the personal property taxes directly to a levying authority, Lessor shall submit to Lessee a copy of its personal property tax return and its receipt for the full amount of such personal property taxes so paid by Lessor. All of the obligations of Lessee under this Section shall continue in full force and effect notwithstanding any expiration, termination, recission or cancellation of this Lease. Lessee acknowledges that Lessor may not be exempt form the payment of any of the amounts referred to herein, even though Lessee might have been exempt therefrom if it were the owner of purchaser of the Equipment, and Lessee agrees that this Section shall apply, and the amounts due from it hereunder shall be due, whether or not Lessee might itself have otherwise been exempt from any such payments. Subject to the foregoing, Lessee shall have the right to contest in good faith any such taxes levied or imposed by any governmental for taxing authority, provided that Lessee shall have given Lessor not less than ten days prior notice of its intention to contest and full particulars of the proposed contest, in the opinion of Lessor the proposed contest will not adversely effect the interests of Lessor or any Assignee, and Lessee either shall have paid the taxes or provided for a bond or other security so that none of the Equipment will be subject to seizure, confiscation or forfeiture. For purposes of this Section, the term "Lessor" shall include each member of Lessor's affiliated group, if any.

9. General Indemnity. (a) Lessee shall indemnify Lessor and any Assignee (as hereinafter defined), and their respective agents and servants, against, and agrees to defend, protect, save and keep them harmless from, any and all liabilities, obligations, losses, damages, penalties, claims, actions, suits, costs, expenses and disbursements, including attorneys' fees and expenses and costs for customs, completion, performance and appeal bonds, of whatsoever kind and nature (including, without limitation, for negligence, tort liability, damages by reason of strict or absolute liability, punitive damages, and indirect and consequential damages, but excluding any such amounts imposed or incurred as a result of Lessor's gross negligence or willful misconduct), imposed on or incurred by or assessed against Lessor and/or any Assignee, in any way relating to or arising out of (i) the failure of Lessee to provide or obtain any certificates, documents, consents, authorizations, clearances, licenses, permits required hereunder or under any of the other Transactional Documents, or (ii) the ordering, construction, installation, delivery, testing, ownership, lease, possession, use, maintenance, operation, control, movement, import, export, shipment, condition, or return of the Equipment (including but not limited to latent and other defects, whether or not discoverable by Lessor or Lessee, and claim for patent, trademark, copyright, software or other intellectual property infringement) until such time as the Equipment shall have been returned to Lessor pursuant to the provisions of this Lease or until the Equipment shall have been purchased by Lessee pursuant to any purchase option provisions of this Lease.

(b) The obligations of Lessee under this Section shall survive the payment of all known obligations under and any expiration, termination, rescission or cancellation of this Lease, and are expressly made for the benefit of and shall be enforceable by Lessor, its successors and any Assignee.

10. Use of Equipment; Location; Liens. (a) During the Lease Term, Lessee warrants and agrees that the Equipment shall be used and operated and otherwise be in compliance with any established operating procedures therefor of any Manufacturer and all applicable statutes, regulations and orders of any governmental body having power to regulate the Equipment and its use by Lessee. Lessee shall bear and pay all costs of such compliance. Lessee shall not permit the Equipment to be used or maintained in any manner or condition that would violate, or could result in the termination of, the insurance policies carried by Lessee pursuant to the provisions of this Lease on insurance, or in any manner or condition or for any purpose for which, in the opinion of any Manufacturer, the Equipment is not designed or suited.

(b) Lessee agrees that without Lessor's prior written consent, it will not remove any of the Equipment from the location specified in the Rental Schedule for such Equipment or permit any of the Equipment to be used by anyone other than Lessee, Lessee's employees or a responsible independent contractor engaged by Lessee.

(c) During the Lease Term and until the Equipment has been returned to Lessor pursuant to the provisions of this Lease or until the Equipment is purchased by Lessee pursuant to any purchase option provisions of this Lease, Lessee will not directly or indirectly create, incur, assume or suffer to exist any mortgage, security interest, lien or encumbrance on the Equipment or Lessor's or any Assignee's title thereto or interest therein, except in the name of Lessor and its successor(s) and any Assignee. Lessee, at its own expense, will promptly take such action as may be necessary to keep the Equipment free and clear of, and to duly discharge, any such mortgage, security interest, lien or encumbrance not excepted above.

(d) Lessee agrees to procure and maintain in effect all licenses, certificates, permits and other approvals and consents required by federal, state and local laws and regulations in connection with Lessee's possession, use, operation and maintenance of the Equipment. During the Lease Term, Lessee agrees that 100 percent of the use of the Equipment shall be "qualified business use" as that term is and shall be from time to time defined by the Internal Revenue Code of 1986, as amended.

(e) Lessee shall cooperate fully with Lessor or any Assignee to perfect and record their respective interests in connection with the Transactional Documents including, without limitation, the filing of financing statements and will pay such Persons their reasonable costs related thereto. Lessee authorizes Lessor to file financing statements that are signed only by Lessor or that are signed for Lessee by Lessor in any jurisdiction when permitted by law or local authority. Lessee hereby grants to Lessor power-of-attorney to act as Lessee's attorney-in-fact to sign Lessee's name on financing statements as "Debtor".

11. Maintenance and Repairs; Additions to Equipment. (a) Lessee shall, for the entire Lease Term, at its sole expense, maintain all the Equipment in good, safe and efficient operation repair, appearance and condition, reasonable wear and tear excepted, will keep all components of the Equipment properly calibrated and aligned, will make all required adjustments, replacements and repairs and will obtain and install any upgrades for the Equipment that are announced and available for sale by a Manufacturer (collectively, "maintenance and repairs"). Such maintenance and repairs shall include, but not be limited to, all recommended or advised by a Manufacturer, all required or advised by cognizant governmental agencies or regulatory bodies and all commonly performed by prudent business and/or professional practice. Except for emergency repairs and repairs to auxiliary items included in the Equipment, all maintenance and repairs to any item of the Equipment shall be made by the Manufacturer or, upon prior written approval by Lessor which approval will not be unreasonably withheld, delayed or conditioned, those of substantially equal skill or knowledge in maintaining and repairing the Equipment.

(b) Lessee shall not modify the Equipment without the prior written consent of Lessor. Any replacements, substitutions, additions, attachments, accessions, parts, fittings, accessories, modifications, enhancements, maintenance and repairs and other upgrades to the Equipment whenever made shall be considered accessions to the Equipment and shall automatically become the property of Lessor.

(c) All instruction manuals, published statements of capabilities and technical specifications, service, maintenance and repair records, installation, qualification, certification and calibration reports, usage logs, and printed material relating to the Equipment shall be deemed part of the Equipment. Computer programs, programming codes, operating systems, data processing instructions, series of instructions or statements which are machine readable, and any like symbols or signals usable by an electronic data processing system (collectively "Software") that has been or shall be installed or entered in the Equipment shall become a part of the Equipment except for any Software that is proprietary Software of Lessee and is not a modification, change, enhancement or improvement to any Software which is identified or listed in the description of specific items of the Equipment in or attached to a Rental Schedule. Whenever Lessee acquires Software licenses from other parties, with respect to the Software such licenses shall automatically and without further action by Lessee be assigned to Lessor and become through assignment a part of the Equipment transferable to any future user of the Equipment for use with the Equipment.

12. Loss, Damage or Destruction of Equipment. (a) Lessee shall bear all risks of damage to, taking of, or theft, loss or destruction of, any or all of the Equipment commencing as of the date of this Master Lease and continuing throughout the Lease Term and until such Equipment has been returned to Lessor or purchased by Lessee pursuant to any purchase option provisions of this Lease. Except as otherwise herein expressly provided, no damage to, taking of or theft, loss or destruction of any Equipment shall impair any obligation of Lessee to Lessor under this Lease, including, without limitation, the obligation to pay Basic Rent.

(b) In the event that any item of Equipment shall become damaged from any cause whatsoever, Lessee agrees to promptly notify Lessor in writing of such fact, fully informing Lessor of the details thereof. If any item of Equipment is damaged (unless the same, in the opinion of Lessor is irreparably damaged, in which case the provisions of this Lease with respect to a Casualty Occurrence shall apply), Lessee shall, at its sole cost and expense, place the same in good repair, condition and working order or replace the same with "like property" having the same value and operating capabilities and useful life at least equal to the damaged Equipment prior to the date of such damage, which property shall thereupon become subject to this Lease with title thereto in Lessor. In the event that an item of Equipment has been damaged, but not irreparably, if no Event of Default has occurred and is continuing hereunder, upon receipt by Lessor of evidence, satisfactory to Lessor, that such repair, restoration or replacement has been completed, and an invoice therefor, Lessor shall release to Lessee or its supplier the proceeds of any insurance received by Lessor as a result of such damage for the purpose of reimbursing Lessee for the costs of repairing, restoring or replacing such item.

(c) In the event that any item of Equipment shall become lost, stolen, destroyed or irreparably damaged from any cause whatsoever, or if any item of Equipment or Lessor's title thereto shall requisitioned or seized by any governmental authority (each such occurrence being herein called a "Casualty Occurrence") during the Lease Term and until it has been returned to Lessor pursuant to the provisions of this Lease or until the Equipment is purchased by Lessee pursuant to any purchase option provisions of this Lease, Lessee shall promptly notify Lessor in writing of such fact, fully informing Lessor of all details of the Casualty Occurrence in question, and shall pay Lessor in cash the greater of (i) the "Stipulated Loss Value" as set forth in the Table of Stipulated Loss Values attached to the Rental Schedule pursuant to which such item of Equipment is leased hereunder, calculated as of the date of the Casualty Occurrence, or (ii) the Fair Market Value (as hereinafter defined) of the item of Equipment in question as of the date of the Casualty Occurrence. This payment shall be made within 60 days following the Casualty Occurrence, together with the Basic Rent accrued and unpaid with respect to such Equipment as of the date of the Casualty Occurrence, plus all Additional Rent or amounts owing with respect to such Equipment on such date of payment.

(d) Upon the payment of the greater of the Stipulated Loss Value or Fair Market Value of the Equipment in question in accordance with the terms of this Section, and the payment of all Basic Rent, Additional Rent and any other sums then due hereunder, this Lease shall terminate with respect to the Equipment or part thereof suffering the Casualty Occurrence and all Lessor's rights and title to such Equipment shall pas to Lessee, "as is" and "where is", without any representation or warranty by, or recourse to, Lessor, as provided by the provisions of this Master Lease on disclaimer of warranties and as evidenced by duly executed bill of sale naming Lessor as the seller and Lessee as the buyer.

(e) Provided that no Event of Default has occurred and no event that with the passage of time or giving of notice, or both, would be an Event of Default has occurred and is continuing, any insurance proceeds received as the result of a Casualty Occurrence with respect to any or all items of the Equipment shall be applied in reduction of Lessee's obligation to pay the greater of the Fair Market Value or the Stipulated Loss Value for such item if not already paid by Lessee to Lessor, or, if already paid by Lessee, to the reimbursement of Lessee therefor, and the balance of the insurance proceeds, if any, shall be paid to Lessee.

13. Reports; Inspections. Lessee will cause to be furnished to Lessor, if requested, from time-to-time a statement showing the condition and such other information regarding the Equipment as Lessor may reasonably request and, except if an uncured Event of Default shall exist, it shall not be deemed reasonable for Lessor to make such request more often than annually, except in connection with damages or casualty loss subject to section 12 above. Lessor and any Assignee shall have the right, upon reasonable notice to Lessee, to inspect the Equipment including Lessee's records with respect to the Equipment, to copy such records, and to inspect and copy Lessee's records with respect to the financial statements Lessee is required to furnish Lessor or has warranted to Lessor pursuant to this Lease. Any inspection by Lessor or any Assignee shall not be deemed to be approval or acknowledgment by Lessor or such Assignee of the safety, freedom from defects, performance or compliance with specifications or governmental requirements of the Equipment or of the conformity of the Equipment or such financial statements to the requirements or warranties of this Lease, and the disclaimers set forth in the provisions of this Master Lease on disclaimer of warranties shall apply to any such inspection. Lessee shall pay or reimburse Lessor for Lessor's reasonable costs and travel expenses for one such inspection per year, and for Lessor's reasonable costs, travel expenses and salaries and the charges and such expenses of Lessor's advisers for the inspection following an inspection which encountered a material breach of requirements of this Lease or the warranties of Lessee pursuant to this Lease.

14. Insurance. During the Lease Term and until all Equipment has been returned to Lessor pursuant to the provisions of this Lease or until the Equipment is purchased by Lessee pursuant to any purchase option provisions of this Lease, Lessee shall procure and maintain at its expense with reputable insurers acceptable to Lessor (i) insurance on all of the Equipment in an amount not less than the greater of the Equipment's Stipulated Loss Value or Fair Market Value replacement cost insuring against all risks of loss or damage to the Equipment and against such other risks as Lessee would, in the prudent management of its properties, maintain with respect to similar equipment owned by it, and (ii) comprehensive public liability and property damage insurance, in such amounts as shall be satisfactory to Lessor but for not less than the greater of $1,000,000 or upon reasonable request from Lessor greater amounts customarily maintained by parties similar to Lessee for similar leased equipment with similar contemplated use, insuring Lessor and any Assigned, as their interests may appear, against liability for death, bodily injury and property damage arising out of or resulting from the design, construction, manufacture, ownership, use, operation, lease or maintenance of, or otherwise in connection with, the Equipment. On the policies referred to in clause (i), such insurance shall name Lessor (and any Assignees) as a loss payee so that (and Lessor and Lessee hereby agree that) the insurance proceeds payable under such policies to Lessor will be payable and paid to Lessor (and to any Assignees). On the policies referred to in clause (ii), such insurance will name Lessor (and any Assignees) as a n additional insured as its interests may appear. All such policies shall provide that they may not be invalidated against Lessor (or any Assignees) because of any violation of a condition or a breach of warranty of the policies or application therefor by Lessee, that they may not be altered or canceled except after 30 days' prior written notice to Lessor, and that Lessor and any Assignee have the right not the obligation to pay the premiums with respect to coverage required by this Lease in order to continue such insurance in effect or to obtain like coverage. Under the policies of insurance required to be maintained by Lessee pursuant to this Master Lease, Lessee agrees to waive any right of subrogation and to cause the insurance carrier to waive any right of subrogation in each instance as such right may exist against Lessor or any Assignee and for any and all loss or damage to the Equipment. Lessor is hereby appointed Lessee's attorney-in-fact to endorse any check or draft which may be payable to Lessee in order to collect the proceeds of such insurance. Lessee shall deliver to Lessor, prior to the beginning of the Lease Term with respect to any of the Equipment and at such other time or times as Lessor may request, a certificate or other evidence satisfactory to Lessor of the maintenance of such insurance. Lessor shall be under no duty to examine such policies, certificates or other evidence of insurance or to advise Lessee in the event that its insurance is not in compliance with this Lease. In the event of failure on the part of Lessee to provide such insurance, Lessor may, at its option, but without obligation, provide such insurance and add the amount of the premiums to the rents due hereunder, and Lessee shall, upon Lessor's demand, pay the same as Additional Rent.

15. Return of Equipment. (a) At the end of the Lease Term for any Equipment Lessee at its sole expense shall forthwith return possession of such Equipment without omissions to Lessor by:

(i) properly preparing, crating and/or assembling such Equipment(in accordance with the Manufacturer's instructions if such instructions exist) for shipment by common carrier with all containers and pieces labeled with model, part and unit numbers and descriptions; and

(ii) shipping such Equipment by common carrier, with insurance and freight prepaid, to a place designated by Lessor within a 1,000 mile radius of the specified location under this Lease for such Equipment. Lessor shall pay additional shipping charges incurred because of distances in excess of such 1,000 miles.

The insurance required by clause (ii) above shall provide that in the event of loss such insurance shall pay Lessor in cash directly the greater of (A) the full replacement value of such Equipment and (B) the "Stipulated Loss Value" as set forth in the Exhibit to the Rental Schedule calculated as of the Payment Date next preceding the date of loss. Lessee acknowledges that "full replacement value" may exceed Fair Market Value.

(b) When the Equipment is returned to Lessor it shall be complete. The condition of the Equipment including Software upon receipt by Lessor shall be not less than (i) meeting all specifications for such fully upgraded equipment as published most currently by the respective Equipment vendor(s), Manufacturer(s) or supplier(s) (collectively referred to, together with their successors and assigns, if any, as "Vendors"). (ii) in fully operational condition, reasonable wear and tear excepted (iii) capable of being installed and operated in the normal course by another user, (iv) for each item of the Equipment for which the Vendor has a program of maintenance and service including certification for reinstallation and for qualification under the maintenance and service program certified in writing by the Vendor that the items of the Equipment are in compliance with the conditions specified in this paragraph, are accepted by the Vendor for reinstallation and are qualified for the usual and customary service and maintenance program of the Vendor, (v) legally qualified for future use or operation of the Equipment by another lessee or purchaser of the Equipment making the same use of the equipment that Lessee shall have made, (vi) free of defects, visible or concealed, including, but not limited to, damage or malfunction of any kind, dents, fractures, chips, scratches, stains, defacements, discoloration's, rust, corrosion, electrical shorts, fluid restrictions or blockages, disconnection's, breakage or the like, (vii) safe for routine and usual operation,
(viii) in compliance with any and all pertinent governmental or regulatory rules, laws or guidelines for its operation or use, (ix) free of Lessee's markings or labelings, and (x) free of any advertising or insignia not requested by Lessor that was placed on the Equipment of Lessee.

(c) Lessor reserves the right to inspect the Equipment within 30 days of its return to verify compliance with the provisions of this Master Lease on Equipment maintenance and repairs and additions and on return of Equipment. Should there be less than full compliance, Lessor at its option may (i) perform or cause to be performed through service organizations of its own choosing such maintenance and repairs, including upgrades, replacements, the obtaining of paid-up Software licenses and other services, as it deems necessary to effect such compliance, (ii) required Lessee to perform or cause to be performed such maintenance and repairs, including upgrades, replacements, the obtaining of paid-up Software licenses and other services, as Lessor deems necessary to effect such compliance and/or (iii) reasonably estimate the costs to effect such compliance. Lessee shall pay to Lessor the reasonable costs for performance of (i) or (ii) above, or the estimated costs under (iii) above, in any such case including the reasonable costs of the inspection(s). If maintenance and repairs, including upgrades, replacements, and the obtaining of paid-up Software licenses and other services, are necessary to place any of the Equipment under any Rental Schedule in the condition required by this Lease, Lessee shall continue to pay to Lessor monthly Additional Rent at the last prevailing rate during the Lease Term for Basic Rent on the Equipment under such Rental Schedule for the reasonable period of delay until all such required maintenance and repairs can be performed, or for the period of time reasonably necessary to accomplish such maintenance and repairs. For any such period that applies, Lessee shall continue to provide the insurance required during the Lease Term. However, Lessor's acceptance of such rent and provision of insurance during such period shall not constitute a renewal of the Lease Term, a wavier of Lessor's right to prompt return of such Equipment in the condition required by this Section, or a waiver of Lessor's right to possession of such Equipment.

(d) Should the inspection reveal any item(s) of the Equipment to be missing, Lessee shall be responsible for paying to Lessor promptly the greater of the Stipulated Loss Value or the Fair Market Value of such item(s) of the Equipment computed as the last Payment Date prior to the end of the Lease Term, plus the amount of any impairment of the Fair Market Value of the remaining item(s) of the Equipment due to the absence of such missing item(s) of the Equipment.

(e) In the event that Lessee fails to return any of the Equipment when required, at the election of Lessor effected by notice to Lessee, the Lease Term for such Equipment shall be extended on a month-to-month basis on the same terms as previously in effect, and Lessee shall pay to Lessor monthly in advance Basic Rent for such Equipment at the last prevailing rate during the unextended Lease Term, until such Equipment has been returned to Lessor pursuant to the provisions of this Lease. Notwithstanding any month-to-month continuance of this Lease, Lessor may resort to any remedies available to it under this Lease, at law or in equity, to recover such Equipment at any time following the end of such extended Lease Term.

(f) Not less than 180 days prior to expiration of the Lease Term, if Lessee has not given notice of the exercise of any purchase option and Lessor has not given notice of the exercise of any option to require Lessee to purchase such Equipment, Lessee shall give Lessor notice that Lessee shall be returning the Equipment forthwith upon the expiration of the Lease Term unless otherwise notified by Lessor and either (i) that the Equipment is in the condition required by this Lease upon the return of the Equipment or (ii) specifying the respects in which the condition of the Equipment is not in compliance with such requirements and the measures that Lessee shall take to bring the Equipment into compliance.

16.  Lessor's Ownership; Equipment To Be and Remain Personal Property.
(a) Lessee acknowledges and agrees that it does not have, and by execution of this Lease and/or payments and performance hereunder it shall not have or obtain, any title to the Equipment, nor any property right or interest, legal or equitable, therein, except its rights as Lessee hereunder and subject to the terms hereof. Lessee shall not have or claim a security interest and shall not seek or obtain replevin, detinue, specific performance, sequestration, claim and delivery, or like remedies in or for this Lease, any rents under this Lease, any or all of the Equipment, any items of personal property identified to become items of the Equipment, or any proceeds of any or all of the foregoing.

(b) All of the Equipment shall be and remain personal property notwith-standing the manner in which the Equipment may be attached or affixed to realty. Upon the expiration, cancellation or termination of the Lease Term of any or all of the Equipment, Lessee shall have the obligation, and Lessor shall have the right, to remove, or cause the removal of, such Equipment from the premises where the same is then located, for return to Lessor pursuant to the provisions of the Master Lease on return of Equipment and, if applicable, on Events of Default, whether or not any of the Equipment is affixed or attached to realty or to any building. In the exercise of its rights, Lessor shall not be liable for any damage to the realty or any such building or other real or personal property occasioned by any removal of the Equipment by Lessee or Lessor or the agents of Lessee or Lessor unless caused by Lessor's gross negligence or willful misconduct. Lessee further covenants and agrees that Lessee will, at the request of Lessor, obtain and deliver to Lessor concurrently with the execution and delivery of each Rental Schedule, a waiver, in recordable form, from the owner and any landlord, tenant or holder of any lien or encumbrance on the realty or building(s) on or in which any of the Equipment described in such Rental Schedule shall be located, under which such owner, landlord, tenant and holder (i) agree and consent that such Equipment is and shall be personal property, owned by and removable by Lessor upon the expiration, cancellation or termination of the Lease Term thereof, and (ii) waive any rights of distraint or similar rights with respect to with respect to such Equipment.

(c) If Lessee is unable to return, or is prevented from returning, any of the Equipment to Lessor upon the expiration, cancellation or termination of the Lease Term as required under the provisions of this Master Lease on return of Equipment, for any reason whatsoever, including, but not limited to , the assertion by any third party of any claim against such Equipment is affixed or attached to, or installed in, the realty or any building(s) thereon or any other personal or real property, or from the failure of any owner, landlord or tenant of said realty (or the building(s) thereon) or the holder of any lien or encumbrance to execute the waiver in writing of such fact, for all purposes of this Lease such Equipment shall be deemed to have been the subject of a Casualty Occurrence. Thereupon, Lessee shall pay to Lessor the amounts provided for by the provisions of this Master Lease on loss, damage or destruction of Equipment, with respect to such Equipment, at the time, in the manner, and with the consequences provided by such provisions.

(d) Notwithstanding the foregoing provisions of the Section, without Lessor's prior written consent, Lessee shall not permit any of the Equipment to be attached or affixed to, imbedded in or incorporated into any building, structure, real estate or other personal or real property in such manner as to constitute the same an "attachment" to personal property or a "fixture" to real property as such terms are defined in
Article 9 of the Uniform Commercial Code.

17. Other Covenants. (a) Lessee agrees to furnish, upon Lessor's request, such financial, business and operational information concerning Lessee, as Lessor or its assigns may reasonably request during the Lease Term. Additionally, Lessee shall furnish to Lessor and its assigns without notice or demand therefor two complete copies of its (i) quarterly interim financial statements within 45 days of the close of each of the first three fiscal quarters of every year, certified by the chief financial officer of, respectively, Lessee and (ii) annual financial statements within 90 days of the close of each fiscal year reported on by independent accountants without material adverse qualification or comment. All such financial statements shall be prepared in accordance with generally accepted accounting principles consistently applied, and shall accurately and completely present Lessee's financial condition and results of operations at the dates of and for the periods covered by such statements.

(b) Lessee shall promptly furnish to Lessor copies of (i) filings that Lessee or any Guarantor makes with the SEC or other government agencies under the securities laws including but not limited to definitive proxy statements, registration statements, prospectuses and tender offer filings, and reports on holdings or acquisitions of securities, relating to proxy solicitations, and on Form 10-K, 10-Q, 8-K or similar forms, and any amendments to such filings, (ii) press releases of Lessee or any Guarantor, and (iii) new products (or service) announcements of Lessee or any Guarantor.

(c) If Lessee or any Guarantor or a general partner of Lessee or any Guarantor is a corporation, Lessee shall give Lessor notice of all meetings of the stockholders or directors of such corporation and copies of all materials that are furnished to the stockholders or directors for the meetings at the same time that the notice or materials are sent to the stockholders or directors. If Lessee or any Guarantor or a general partner of Lessee or any Guarantor is a partnership, Lessee shall give Lessor notice of all meetings of such partnership and copies of all materials are sent to the partners. Lessor shall have the right to have its representative attend any and all such meetings at the expense, including travel costs, of Lessee.

(d) There shall be no actual or threatened conflict with, or violation of, any applicable statute, regulation, standard or rule relating to Lessee, its present or future operations, or the Equipment.

(e) All information supplied to Lessor or its assigns by Lessee or any Guarantor shall be correct in all material respects and shall not omit any statement necessary to make the information supplied not be materially misleading. There shall be no material breach of the representations and warranties made by Lessee in connection with this Lease or by any Guarantor in connection with a Guaranty (as hereinafter defined).

(f) Lessee shall give Lessor notice of any change in the address of the executive office or principal place of business of Lessee not less than 15 days prior to the change.

(g) Without the express written consent of Lessor, which consent shall not be unreasonably withheld, delayed or conditioned, no change shall occur in the control that results in a change in the senior management of Lessee.

(h) Lessee shall not make any payment or distribution of money, checks, securities or property to any Person in contravention of the provisions of any Guaranty or subordination that such Person has made in favor of Lessor or its assigns of which Lessee shall have notice or knowledge.

18. Events of Default. If one or more of the following events
(hereinafter called "Events of Default" or an "Event of Default") shall occur:

(i) default shall be made in the payment of any Basic Rent or Additional Rent due under this Master Lease or under any Rental Schedule hereto, and any such default shall continue for more than 10 days after the due date thereof;

(ii) any representation or warranty by Lessee or any Guarantor made in this Master Lease or in any Guaranty or other Transactional Document or certificate furnished to Lessor in connection with this Lease or pursuant hereto shall at any time prove to be incorrect in any material respect;

(iii) Lessee shall make or permit any unauthorized assignment or transfer of this Master Lease or any Rental Schedule to this Master Lease or of any of Lessee's rights and obligations hereunder or thereunder, or Lessee shall make or permit any unauthorized sublease or transfer of any Equipment or the possession of any Equipment;

(iv) Lessee shall default in the observance and/or performance of any other covenant, condition or agreement on the part of Lessee to be observed and/or performed under this Master Lease, under any Rental Schedule hereto, or under any other Transactional Document, which default is not governed by paragraphs (i),(ii) or (iii) above, and such default shall continue for 30 days after written notice from Lessor to Lessee specifying the default and demanding the same to be remedied;

(v) Lessee or any Guarantor shall make an assignment for the benefit of creditors, or cease being in substantially the same line or lines of business in which it is presently engaged, or generally fail to pay its debts as they become due, or become insolvent or commence a voluntary case under the federal Bankruptcy Code as now or hereafter constituted or any other applicable federal or state bankruptcy, insolvency or similar law, or admit in writing its inability to pay its debts as they mature, or consent to the appointment of a trustee or receiver, or a trustee or a receiver shall be appointed for Lessee or any Guarantor or for a substantial part of Lessee's or any Guarantor's property without such party's consent and such appointment shall be not dismissed for a period of 60 days; there shall have been entered a decree or order for relief by a court having jurisdiction in respect of Lessee or any Guarantor, or approving as properly filed a petition seeking a reorganization, arrangement, adjustment or composition of or in respect of Lessee or any Guarantor in an involuntary proceeding or case under any applicable federal or state bankruptcy, insolvency or other similar law, or appointing a receiver, liquidator, assignee, custodian, trustee or similar official of Lessee or any Guarantor or of any substantial part of its property, or ordering the winding-up or liquidation of its affairs, and the continuance of any such decree or order unstayed and in effect for a period of 60 days, or there shall have been filed a petition by or against Lessee or any Guarantor under any bankruptcy law or other insolvency law and, if petition is filed against Lessee or such Guarantor, the petition is not withdrawn or dismissed within 60 days after the date of filing; or Lessee or any Guarantor shall cease doing business as a going concern or shall liquidate or be dissolved;

(vi) Lessee or any Guarantor shall, without the prior written consent of Lessor, enter into a merger, consolidation or division, effect a share exchange of its outstanding stock for the stock of another corporation, make a tender offer for equity securities of a publicly held entity, or sell or otherwise dispose of all or a major part of its assets or of assets that produce all or a major part of its revenues or profits; provided, however, that Lessee or any Guarantor, without violating the provisions of this clause, may consolidate with or merge with a corporation or other entity organized under the laws of one of the states of the United States (the surviving entity, a "successor"), or sell (except by means of a sale and leaseback arrangement) all or substantially all of its business and assets to such a successor, on the condition that any successor expressly assume in writing all of the obligations of Lessee pursuant to this Lease or of such Guarantor pursuant to its guaranty, and that the net tangible assets and the net worth (determined in accordance with generally accepted accounting principles) of the successor after the consolidation, merger or sale shall be at least equal to the net tangible assets and the net worth of Lessee or such Guarantor, as the case may be, immediately prior to the consolidation, merger or sale;(vii) there shall occur under any other lease,contract or agreement between Lessee and Lessor, an Event of Default, as defined in such lease, contract or agreement;
(viii) any of the Equipment shall be attached, levied upon, encumbered, pledged, seized or taken under any judicial process (except for any attachment, levy, encumbrance or pledge caused to be placed on the Equipment by Lessor) and such proceedings shall not be vacated, or fully stayed, within 30days thereof;

(ix) at any time there shall occur under (A) any lease between Lessee and a party other than Lessor as lessor or (B) under any lease wholly or partially guaranteed by Lessee, the exercise by the lessor of its possessory remedies or commencement of legal proceedings by the lessor for default under the lease; provided that the aggregate future payments remaining to be made or guaranteed by Lessee exceed $10,000, and that under a lease described in (B) above within ten days of notice to Lessee of such exercise of remedies and demand for payment by Lessee any such amount guaranteed by lessee remains unpaid; or
(x) any obligation of Lessee or any Guarantor for payment of borrowed money or the acquisition of assets by purchase, conditional sale or other arrangement is not paid or refinanced at maturity, whether by acceleration or otherwise, or is declared due and payable prior to the stated maturity thereof by reason of default or other violation of the terms of any promissory note or agreement evidencing or governing such obligation, and Lessor has given Lessee an opportunity to either cure the purported Event of Default or supply information satisfactory to Lessor that it does not, in fact, exist;

this Lease shall be declared in default, immediately and without notice upon the occurrence of an Event of Default specified in clause (V) above, and in the case of any other Event of Default, upon lessor at any time at its option subsequent to such Event of Default giving notice to Lessee that this Lease is declared in default. At any time after this Lease has been declared in default, Lessor may exercise one or more of the following remedies, to the extent not then prohibited by law, as Lessor in its sole discretion may elect;

(I)to proceed by appropriate court action or actions at law or in equity or in bankruptcy to enforce performance by Lessee of the covenants and terms of this Lease and/or to recover damages for the breach thereof;

(II)to terminate or cancel this Lease upon written notice to Lessee whereupon all rights of Lessee to use the Equipment shall immediately terminate, but Lessee shall not be relieved of any obligations under this Lease;

(III)whether or not this Lease be so terminated or canceled, and without notice to Lessee, to repossess and/or to render inoperable the Equipment wherever found, with or without legal process, and for this purpose Lessor and/or its agents may enter upon any premises of or under the control or jurisdiction of Lessee or any agent of Lessee without liability for suit, action or other proceeding by Lessee and remove the Equipment therefrom; Lessee hereby expressly waives any claims for damages occasioned by such repossession unless due to Lessor's gross negligence or willful misconduct; LESSEE HEREBY EXPRESSLY WAIVES ANY AND ALL RIGHTS, INCLUDING RIGHTS TO NOTICE OR A JUDICIAL HEARING, WITH RESPECT TO REPOSSESSION OF THE EQUIPMENT AFTER AN EVENT OF DEFAULT;

(IV)to hold or to use any Equipment returned to Lessor or repossessed by Lessor for any purpose whatsoever, to sell any Equipment at a private or public, cash or credit sale, provided that Lessee, shall have been given not less than ten days notice of the earliest date when any such sale may occur, and to re-lease any Equipment, in all the foregoing events free and clear of any rights of Lessee and without any duty to account to Lessee with respect to such action or inaction;

(V)whether or not Lessor shall have exercised, or shall hereafter at any time exercise, any of its other rights with respect to an item of the Equipment, upon written notice to Lessee, to demand that Lessee pay to Lessor, and Lessee shall pay to Lessor on the date specified in such notice, as liquidated damages for loss of a bargain and not as a penalty (in lieu of the Basic Rent for such Equipment that prior to the Event of Default was to have been paid on Payment Dates subsequent to the date specified in such notice),the sum equal to the excess, if any, of 125% of the Stipulated Loss Value for such item of Equipment computed as of the latest Payment Date when all Basic Rent and Additional Rent then due and payable has been fully paid over whichever of the following three amounts Lessor, in its sole discretion, shall designate in such notice;

(A) the present value of the fair market rental value (determined as hereafter provided in this Section) of such item of the Equipment for the remainder of the Lease Term as of the date specified in such notice, the present value to be computed on the basis of a seven percent per annum rate of discount from the respective dates upon which such rent would be paid,

(B) the fair market sales value (determined as hereafter provided in this Section) of such item of Equipment as of the date specified in such notice, or

(C) if Lessor shall have sold or re-leased any item of Equipment pursuant to clause (IV) above, the net proceeds of such sale or release,

plus interest at the Default Interest Rate (a) on such sum from the such Payment Date until paid and (b) on whichever of such tree amounts is so designated by Lessor from such Payment Date until whichever one of the following shall be applicable to the designated amount; the time when the fair market rental or sales value shall have been so determined or the time when the Equipment shall have been sold or re-leased; and

(VI)to forthwith recover from Lessee, and Lessee shall be fully liable for, all Basic Rent that shall accrue until the date that the Equipment is returned to or repossessed by Lessor and any Additional Rent including collections fees, whenever accrued, and interest at the Default Interest Rate.

In addition to the foregoing, Lessor may also recover from Lessee all costs and expenses arising out of Lessee's default, including, without limitation, expenses of repossession of the Equipment and the storage, inspection, repair, reconditioning, sale and re-leasing thereof, and reasonable attorneys' fees incurred by Lessor in exercising any of its rights or remedies hereunder. For the purposes of this Section only, "fair market rental value" and "fair market sales value" shall be determined by an appraisal shall be borne by Lessee. No remedy referred to in this Section is intended to be exclusive, but each shall be cumulative and in addition to any other remedy referred to above or otherwise available to Lessor at law or in equity or in bankruptcy. Lessor shall have no duty to pay Lessee any surplus from sale or lease of the Equipment, or in the fair market rental or sales value of the Equipment, above all amounts payable by Lessee to Lessor. The exercise by Lessor of any one or more remedies shall not be deemed to preclude the simultaneous or later exercise by Lessor of any or all such previously exercised remedies and any and all other remedies.

19. Assignment and Transfer by Lessor. (a) Lessor may at any time and from time to time assign to one or more security assignees (all herein called an "Assignee") for the purpose of securing a loan to Lessor or for any other purpose, and at its sole discretion, may also sell or transfer to one or more Persons (herein called the "Transferee" and also called an "Assignee"), in any case subject to the rights of Lessee under this Lease but without notice to or consent of Lessee, this Lease, any other Transactional Documents, any or all of the Equipment, and all sums at any time due and to become due or at any time owing or payable by Lessee to Lessor under this Lease or pursuant to any or all of the Transaction Documents. The Secured Party shall not be obligated to perform any duty, covenant or condition required to be performed by Lessor under this Lease or any other Transactional Documents.

(b) Lessee agrees that notwithstanding any assignment to a Secured Party, each and every covenant, agreement, representation and warranty of Lessor under this Lease shall be and remain the sole liability of Lessor and of every successor in interest of Lessor (excluding any Secured Party) or, in the case of assignment to a Transferee, shall become and remain the sole liability of the Transferee if so agreed to by the Transferee and if not so agreed to shall be and remain the sole liability of Lessor. Lessee further agrees and acknowledges that any assignment, sale or transfer by Lessor could not and shall not materially change any duty or obligation of Lessee or materially increase any burden or risk of Lessee.

(c) Lessee further acknowledges and agrees that from and after the receipt by Lessee of written notice of an assignment from Lessor, Lessee shall comply with the directions or demands given in writing by the Secured Party or (to the extent not inconsistent with the directions or demands of the Secured Party) by the Transferee, and the Secured Party or Transferee shall have the right to exercise (either in its own name or in the name of the Lessor) all rights, privileges, and remedies of Lessor provided for herein. Lessee agrees that any obligation to a Secured Party as a result of the assignment of this Lease to a Secured Party as aforesaid shall not be reduced or minimized by reason of any claim, defense, counterclaim, set-off, abatement, reduction or recoupment or other right that Lessee might otherwise have been able to assert against Lessor, any prior Assignee or any Transferee. After any assignment to a Secured Party and unless and until Lessee is otherwise notified by the Secured Party, this Lease may not be amended or modified, and no consent or waiver hereunder shall be effective, without the prior written consent of the Secured Party. Lessee agrees to execute and Lessor or any Transferee or Secured Party may record any instruments and documents relating to such assignment, mortgage or security interest desired by Lessor or any Transferee or Secured Party. Lessee shall promptly provide any such instruments and documents that are requested by Lessor or any Assignee including certificates indicating any claim, defense, counterclaim, setoff, abatement, reduction, recoupment or other right that Lessee may have against Lessor or any Assignee, the date to which Basic Rent has been paid under each Rental Schedule hereunder and that this Lease is in effect without default or amendment, or the extent of such default or amendment, as the case may be.

20. Recording and Filing; Expenses. Lessee will, upon demand of Lessor, at Lessee's cost and expense, do and perform any other act and will execute, acknowledge, deliver, file, register, record and deposit (and will re-file, re-register, re-record or re-deposit whenever required) any and all instruments required by law or requested by Lessor (or any Assignee) including, without limitation, financing statements under the Uniform Commercial Code (which, notwithstanding the intent of Lessor and Lessee that this is a true lease, Lessor shall have the right to file wherever and whenever Lessor requires), for the purpose of providing proper protection to the satisfaction of Lessor (and/or any Assignee) of Lessor's title to any Equipment (and/or of any Assignee's security interest in the Equipment)or for the purpose of carrying out the intention of this Lease. Lessee will also pay, or will upon demand reimburse Lessor for, all reasonable costs and expenses incurred by Lessor in connection with this Lease, any other Transactional Documents, and any related transactions, closings, assignments, sales and transfers to any Secured Party or Transferee, enforcement of Lessor's rights under this Lease and the other Transactional Documents, proceeding involving Lessee or any Guarantor as a Debtor under any chapter of the Bankruptcy Code, filings, documentation of this an any related transactions, and fees and costs of attorney's for Lessor in connection therewith.

21. Automatic Lease Term Renewal. In the event that at the expiration of the Primary Term Lessee does not exercise the purchase option set forth in this Master Lease with respect to the Equipment subject to such Rental Schedule for an additional term of twelve months (the " Renewal Term") at a monthly Basic Rent equal to one an one half percent (1.5%) of the Acquisition Cost of such Equipment, plus any applicable sales and other taxes, that shall be paid monthly in advance.

22. Quiet Enjoyment. So long as no Event of Default has occurred and is continuing hereunder, Lessee shall have peaceful and quiet use and enjoyment of the Equipment during the Lease Term as against acts of Lessor or anyone claiming solely by, through or under Lessor including any Secured Party or Transferee.

23.  Failure or Indulgence not Waiver; Additional Rights of Lessor.
(a) Except as otherwise expressly provided herein, no failure to exercise, and no delay in exercising, any right, power or remedy hereunder on the part of Lessor shall operate as a waiver thereof, nor shall any single or partial exercise of any right, power or remedy preclude any other or further exercise thereof or the exercise of any other right, power or remedy. Any waiver, to be effective, must be in writing. A waiver of any covenant, term or condition contained herein shall not be construed as a waiver of any subsequent breach of the same covenant, term or condition. Receipt by Lessor of any Basic Rent or Additional Rent with knowledge of the breach of any provision hereof shall not constitute a waiver of such breach.

(b) Lessor shall be entitled to injunctive relief in case of the violation or attempted or threatened violation of any of the provisions hereof, to a decree compelling performance of any of the provisions hereof, and to any other remedy allowed in law or in equity.

24. Sublease. Lessee shall not sublease the Equipment, relinquish possession of the Equipment, or assign, pledge or hypothecate this Lease or any of Lessee's rights or obligations hereunder, in whole or in part, without the prior written consent of Lessor. Nevertheless, any such sublease and the rents, profits and proceeds therefrom shall be the property of Lessor and, unless Lessor has consented to such sublease, Lessor within 30 days after receiving notice thereof in accordance with the provisions of this Master Lease on notices shall have the right to declare the sublease void from its purported commencement, to terminate the sublease or to accept the sublease. Any such attempted relinquishment of possession, assignment, pledge or hypothecation by Lessee without such consent shall be null and void.


25. Purchase Option. (a) If (i) no Event of Default, and no event which with the giving of notice or lapse of time, or both, would constitute an Event of Default, has occurred and then remains unremedied to Lessor's satisfaction, and (ii) this Lease shall not have been earlier terminated, Lessee shall be entitled, at its option, upon written notice to Lessor, as hereinafter provided, to purchase all, but not less than all, items of the Equipment then subject to a Rental Schedule, at the expiration of the Primary Term for such items of the Equipment or, as the expiration of any Renewal Term for such items of the Equipment, for an amount, with respect to each such item of the Equipment, payable in immediately available funds, equal to the Fair Market Value thereof as determined by an Appraisal, plus any applicable sales, excise or other taxes imposed as a result of such sale (other than net income taxes attributable to such sale). Lessor's sale of any item of the Equipment shall be on an "as-is", "where-is" basis, without any representation or warranty by or recourse to Lessor, as provided by the provisions of this Master Lease on disclaimer of warranties, and shall be subject to such additional terms and conditions as may be specified in the Rental Schedule, except that Lessor shall warrant against prior sale by Lessor other than to Lessee and against any security interests granted by Lessor. If Lessee intends to exercise said purchase option, Lessee shall give written notice to Lessor to such effect at least 180 days prior to the earliest expiration of the Primary Term of the item(s) of the Equipment subject to the particular Rental Schedule with respect to which Lessee intends to exercise its purchase option, or, if a Renewal Term is then in effect, at least 180 days prior to the earliest expiration of the then current Renewal Term of the item(s) of the Equipment subject to the particular Rental Schedule with respect to which Lessee intends to exercise its purchase option. If lessee fails to give such written notice to Lessor as aforesaid, it shall be conclusively presumed that Lessee has elected not to exercise such purchase option. If Lessee gives such written notice, Lessee shall be obligated to buy, and Lessor shall be obligated to sell, such Equipment on the terms herein provided.

(b) If Lessee has elected to exercise its purchase option, as provided in this Section, as soon as practicable following Lessor's receipt of the written notice from Lessee of Lessee's intent to exercise such option, Lessor and Lessee shall consult for the purpose of determining the Fair Market Value of each such item of the Equipment as of the end of the Primary Term thereof, or, if this Lease has been renewed pursuant to any provisions of this Lease on option to renew, as of the end of the then current Renewal Term thereof, and any values agreed upon in writing shall constitute the Fair Market Value of each such item of the Equipment for the purposes of this Section. In so consulting, Lessor and Lessee may refer to books containing indexes of standard values for used equip-ment of relevant type and age and to the records of Lessee and similar users which tabulate the history of revenues and various other economic benefits derived from the use of the Equipment. If Lessor and Lessee have failed to agree upon such value prior to the 150th day before the expiration of the Primary Term, or, if this Lease has been renewed, prior to the 150th day before the expiration of the then current Renewal Term, on and after such 150th day either party may request that such value be determined by Appraisal.

(c) Notwithstanding any election by Lessee to purchase, the provisions of this Lease shall continue in full force and effect until the transfer of ownership of such Equipment upon the date of purchase by the delivery of a Bill of Sale by Lessor.

26. Notices. Any notice or other communication required or permitted to be given by either party hereto to the other party shall be deemed to have been given upon its receipt, in writing, by the receiving party at its address set forth below, or at such other address as the receiving party shall have furnished to the other party by notice pursuant to this Section.

If to Lessee:           Semiconductor Lesser International Corporation
                        148 Vestal Parkway East
                        Vestal, NY  13850

If to Lessor:           FINOVA Technology Finance, Inc.
                        10 Waterside Drive
                        Farmington, CT 06032-3065

27. Entire Agreement; Severability; Amendment or Cancellation of Lease. This Lease, and the commitment letter of Lessor to Lessee dated September 26, 1996, as accepted by Lessee September 27, 1996, constitute the com-plete and exclusive statement of the terms of the agreement between the parties with respect to the leasing of the Equipment by Lessor or Lessee. Any provision of this Lease which is prohibited or unenforceable in any jurisdiction shall be, as to such jurisdiction, ineffective to the extent of such prohibition or unenforceability without invalidating the re-maining provisions hereof, and any such prohibition or unenforceability in any jurisdiction shall not invalidate or render unenforceable such provision in any other jurisdiction. LESSEE ACKNOWLEDGES RECEIPT OF A COPY OF THIS MASTER LEASE. Lessor and Lessee agree that neither this Lease nor Lessee's acceptance or deemed acceptance of any or all of the Equipment may be canceled, waived, altered, amended, repudiated, term-inated, rescinded, revoked or modified, except by a writing signed by Lessee and a duly authorized representative of Lessor.

                                ________________________________
                                Signature of Lessee

28. Waiver of Jury. Lessor and Lessee waive any right to trail by jury in any action or proceeding relating in any way to this Lease.

29. Restriction of Limitation Periods and Damages. Any action for breach of warranty or in respect of or relating to the Equipment of this Lease that may be brought by Lessee against Lessor or any Assignee must be commenced with one year after the cause of action accrues. Lessee shall not make any claim in respect of or relating to the Equipment of this Lease against Lessor or any Assignee for special consequential or punitive damages.

30. Governing Law; Consent to Jurisdiction and Service. This Lease shall be governed by and construed in accordance with the laws of the State of Connecticut (other than the conflicts of laws provisions). Lessee agrees that any legal action or proceeding against Lessee in respect of or relating to this Lease or the Equipment may be brought in any state or federal court sitting in the city of Hartford in the State of Connecticut. Lessee hereby irrevocably consents and submits to the nonexclusive personal jurisdiction of said courts and irrevocably agrees that all claims in any such action or proceeding may be heard and determined in and enforced by any such court. Lessee irrevocably consents to the service of summons, notice, or other process relating to any such action or proceeding by delivery thereof to it by hand or by mail in the manner set forth in the provisions of this Master Lease on notices.

31. Lessor's Right to Perform for Lessee. If Lessee fails to duly and promptly perform any of its obligations under this Lease or fails to comply with any of the covenants or agreements contained herein, Lessor may itself perform such obligations or comply with such covenants or agreements, for the account of Lessee, without thereby waiving any default, and any amount paid or expense (including, without limitation, reasonable attorney's fees) reasonably incurred by Lessor in connection with such performance or compliance shall, together with interest thereon at the Default Interest Rate, be payable by Lessee to Lessor on demand.

32. Agreement for Lease Only. Lessor and Lessee agree that this Lease is and is intended to be a true lease (and not a lease in the nature of a security interest) and further agree to treat this Lease as a true lease for all purposes, without limitation, tax purposes.

33. Binding Effect. This Lease shall insure to the benefit of and be binding upon the parties hereto and their respective permitted successors and assigns.

34. General. The captions in this Master Lease and each Rental Schedule are for convenience of reference only. There shall be only one original executed copy of this Master Lease and of each Rental Schedule. This Master Lease is and each Rental Schedule shall be executed in the State of Connecticut by Lessor's having countersigned the same in the State of Connecticut, and are to be and shall be performed in the State of Conn-ecticut by reason of the requirements therein for payment by Lessee to Lessor to be made in the State of Connecticut.

35. Definitions. The following terms, not elsewhere defined, shall have the following meanings for all purposes hereof:

"Acquisition Cost" of any item of the Equipment shall mean an amount equal to the sum of (i) the purchase price of such item of the Equipment paid by Lessor pursuant to the purchase order for such item of the Equip-ment assigned to or given by Lessor, plus(ii) any excise, sales or use tax, freight, installation, set-up and other costs that are paid by Lessor on or with respect to such item of the Equipment on or about the time of Lessor's purchase of the Equipment or the Lease Commencement Date and that Lessor does not request Lessee to directly reimburse to Lessor.

"Appraisal" shall mean the following procedure whereby recognized independent qualified equipment appraisers shall mutually agree upon the amount in question. The party seeking Appraisal shall deliver a written notice to that effect to the other party appointing its appraiser, and within 15 days after receipt of such notice, the other party shall, by written notice, appoint its appraiser. If within 15 days after appoint-ment of the two appraisers as described above, the two appraisers are unable to agree upon the amount in question, a third appraiser shall be chosen within five days thereafter by mutual agreement of the first two appraisers, or if the first two appraisers fail to agree upon the appointment of a third appraiser, such appointment shall be made by an authorized representative of the American Arbitration Association. The appraisal of the third appraiser shall be given within a period of ten days after the selection of the third appraiser. The average of the three appraisers shall be binding and conclusive on Lessor and Lessee. Lessor and Lessee each shall pay the fees of the appraiser appointed by it and shall share equally the fees and expenses of the third appraiser, if any, and those of the American Arbitration Association, if applicable.

"Certificate of Inspection and Acceptance" shall mean a certificate in the form designated by Lessor whereby Lessee evidences its acceptance of one or more items of the Equipment for lease hereunder.

"Fair Market Value" shall mean, with respect to the Equipment in question, the amount which would be paid for that Equipment in an arm's-length sale transaction between an informed and willing buyer (not a used equipment or scrap dealer) who wants the Equipment to be as described in the next following sentence and is under no compulsion to buy, and an informed and willing seller under no compulsion to sell. In determining the Fair Market Value, it shall be assumed (whether or not the same be true) that the Equipment is fully operational, installed and in economically productive service and that all maintenance and repairs in-cluding upgrades, replacements and other services required by this Lease have been performed and that the Equipment is in such condition to comply fully with the requirements of this Lease, including provisions of this Master Lease governing the return of Equipment. The costs of removal from the location of current use and installation at another location for use shall not be a deduction in determining the Fair Market Value. Upon any exercise by Lessee of the purchase option provided for by this Master Lease at the expiration of the Primary Term for the Equipment subject to a Rental Schedule, Lessor and Lessee agree that the Fair Market Value shall not be less than ten percent (10%) or more than twenty percent (20%) of the Acquisition Cost of such Equipment.

"Guarantor" shall mean a guarantor of any or all of the obligations of Lessee pursuant to this Lease.

"Guaranty" shall mean a writing containing a guaranty of any or all of the obligations of Lessee pursuant to this Lease.

"Lease Commencement Date" with respect to an item of Equipment shall mean the date of commencement of the Lease Term of the item as provided by the applicable Rental Schedule.

"Lease Term" with respect to an item of the Equipment shall mean the Primary Term plus any and all Renewal Terms plus any period during which Lessee retains the Equipment on a month-to-month basis pursuant to provisions of this Master Lease governing the return of the Equipment. The Lease Term shall include the Lease Commencement Date and the date on which the Lease Term ends.

"Manufacturer" shall mean the Person that manufactures the item of the Equipment in question.

"Master Lease" shall mean this Master Equipment Lease Agreement.

"Person" shall mean an individual, a corporation, a partnership, an association, a joint-stock company, a trust, an estate, any incorporated organization or similar association, a government or political sub-division, or any other entity.

"Rental Schedule" shall mean each schedule, executed by Lessor and Lessee pursuant to this Master Lease, providing for a description of some or all of the Equipment to be leased hereunder, the place or places where such Equipment shall be located, its Acquisition Cost, the Basic Rent payable by Lessee with respect thereto, the Primary Term thereof, the Lease Commencement Date with respect thereto, and such other matters as Lessor and Lessee may agree upon.

"Stipulated Loss Value" shall mean the amount specified in the Table of Stipulated Loss Values applicable to the items of the Equipment subject to a Rental Schedule, as provided by the Schedule B attached to the Rental Schedule. Except as otherwise provided in a writing signed by Lessor and Lessee, the Stipulated Loss Value immediately prior to the end of the Primary Term for any items of the Equipment shall be the Stipulated Loss Value throughout any Renewal Term(s) for such items, and thereafter until such items are returned to Lessor pursuant to the provisions of this Lease or purchased by Lessee pursuant to any then applicable purchase option provisions of this Lease.

IN WITNESS WHEREOF, the duly authorized representatives of Lessor and Lessee have executed this Master lease as of the date first above written.

LESSOR:                                 LESSEE:
FINOVA TECHNOLOGY                       SEMICONDUCTOR LASER
FINANCE, INC.                           INTERNATIONAL CORPORATION

By:_________________________            By:_____________________________
Title:______________________            Title:__________________________

ATTEST:                                 ATTEST:
By:_________________________            By:_____________________________
Title:______________________            Title:__________________________


form1(lam11.22.96)

PAGE>
[TYPE]     EX-10.14

                                EXHIBIT 10.14
                              LICENSE AGREEMENT

This Agreement made this 1st. day of September, 1996, (the "Effective Date"), by and between Northwestern University, an Illinois corporation having a principal office at 633 Clark Street, Evanston, Illinois 60208 (hereinafter referred to as "Northwestern") and Semiconductor Laser International Corporation, a New York corporation having a principal office at 421 East Main Street, Endicott, NY 13760 (hereinafter referred to as "SLI")(each a "Party" and collectively the "Parties").

                                 WITNESSETH
WHEREAS, Northwestern is the owner of certain patent rights and know-how relating to "Aluminum-Free High Power Compound Semiconductor Lasers utilizing structures formed from Group III and Group V of the Periodic Table of Elements that have wavelengths between 660 and 1100 nm and that do not contain Aluminum, and has the right to grant licenses hereunder, subject only to a royalty-free, nonexclusive license heretofore granted to the United States Government;

WHEREAS, Northwestern desires to have the patent rights and know-how developed and commercialized to benefit the public and is willing to grant a license hereunder;

WHEREAS, SLI has represented to Northwestern that SLI will commit itself to a thorough, vigorous and diligent program to develop and subsequently manufacture, market and sell products utilizing the patent rights and know-how;

WHEREAS, SLI desires to obtain a license under the patent rights and know-how upon the terms and conditions hereafter set forth;

NOW THEREFORE, in consideration of the premises and mutual covenants contained herein, the parties hereto agree as follows:

                            ARTICLE 1 - DEFINITIONS
1.1 "Affiliate" shall mean any corporation, firm, partnership or other entity which controls, is controlled by or is under common control with a Party. For the purposes of this definition, "control" shall include direct or indirect ownership of at least fifty percent (50%) of the outstanding equity voting stock or securities convertible into or exchangeable for such stock (or such lesser percentage which is the maximum allowed to be owned by a foreign corporation in a particular jurisdiction) of a Party or other entity.

1.2 "Field" shall mean all industrial, medical, dental, telecommunications, data storage printing and reprographics and military applications.

1.3 "Know-How" shall mean any and all technical information existing as of the Effective Date or generated during the term of this Agreement which is owned or controlled by Northwestern and directly relates to Licensed Products and shall include, without limitation, manufacturing data and any other information relating to the Licensed Products and useful for the development, commercialization or safety and effectiveness of the License Products.

1.4 "Licensed Products" shall mean all "Aluminum-Free" High Power
Compound Semiconductor Lasers that are formed from Group III and Group V of the Periodic Table of Elements that have wavelengths between 660 and 1100 nm and that do not contain Aluminum and that are contained in the claims of US Patent Nos. 5,384,151 and 5,389,396.

1.5 "Net Sales" shall mean the gross amount invoiced by SLI, its Affiliates or its sublicensees, to third parties for the sale of Licensed Products, less amounts actually invoiced or allowed with respect to trade credits, discounts, rebates and allowances actually granted on account of price adjustments, rebate programs, billing errors or the rejection or return of goods, sales taxes, tariffs, and custom duties.
If a Licenced Product is sold as a part of a combination, Net Sales for the purposes of determining royalties on the Licensed Product(s) in the combination shall be calculated by multiplying Net Sales by the fraction A/A+B, where A is the invoice price of the Licensed Product(s) sold separately and B is the invoice price of the other active ingredients in the combination.



1.6 "Patent Rights" shall mean the patents and patent applications listed on Exhibit A attached hereto and incorporated herein by reference, and all substitutions, additions, extensions, reissues, renewals, divisions, continuations-in-part thereof and any foreign counterparts thereto.

1.7 "Territory" shall mean worldwide.

                            ARTICLE II - GRANT

2.1 Northwestern hereby grants to SLI and its Affiliates an exclusive license under Patent Rights and Know-How to make, have made, use and sell Licensed Products in the Territory in the Field.

2.2 The grant under Paragraph 2.1 shall be subject to the obligations of Northwestern and of SLI to the United States Government under ant and applicable laws, regulations, and executive orders including those set forth in 35 U.S.C (section)200. et seq.

2.3 Northwestern retains the right to utilize Patent Rights and Know-How for noncommercial research purposes.

2.4 Northwestern hereby grants to SLI the right to grant sublicenses consistent with this Agreement provided that SLI shall be responsible for the performance of its sublicensees, including the payment of royalties. SLI shall promptly notify Northwestern in writing that a sublicense has been granted, and SLI agrees to provide a copy of each sublicense to Northwestern upon Northwestern's request. SLI may negotiate such terms as it chooses for each sublicense, provided that Northwestern shall receive a royalty for all sales made by sublicensee(s) and payments from sublicensee(s) at a rate of not less than that in Sections 5.4 and 5.5 of this agreement.

                     ARTICLE III - CONFIDENTIAL INFORMATION

3.1 Northwestern and SLI each agree that all information contained in documents marked "Confidential" which are forwarded to one by the other shall be received in strict confidence, used only for the purposes of this Agreement, and not disclosed by the recipient, its agents or employees to any third party without the prior written consent of an authorized officer of the disclosing Party, unless such information (a) was in the public domain at the time of disclosure, (b) later became part of the public domain through no act or omission of the recipient, its employees, agents, successors or assigns, (c) was lawfully disclosed to the recipient by a third party having right to disclose it, (d) was already known by the recipient at the time of disclosure, (e) was independently developed, (f) is required to be disclosed by law or regulation or by court or administrative agency order, or (g) is required to be submitted to a government agency to obtain and maintain the approvals and clearances of Licensed Products. Disclosure may also be made to Affiliates, distributors customers, and agents, to nonclinical and clinical investigators, and to consultants, where necessary or desirable and with appropriate safeguards to protect the confidential underlying disclosure. Northwestern and SLI also agree that confidential information may be orally disclosed by one Party to the other Party. Such information shall be confirmed in writing and designated "Confidential" within thirty (30) days of disclosure for the provisions of this Article III to apply.

3.2 Each Party's obligation of confidence hereunder shall be fulfilled by using at least the same degree of care with the other Party's confidential information as it uses to protect its own confidential information. This obligation shall exist while this Agreement is in force and for a period of two (2) years thereafter except in the event of termination by Northwestern for breach on the part of SLI, in which event SLI's obligation to maintain the information confidential will exist for a period of ten (10) years after the termination for breach.

3.3 This Agreement may be distributed solely (a) to those employees, agents and independent contractors of Northwestern and SLI who have a need to know its contents, (b) to those persons whose knowledge of its contents will facilitate performance of the obligations of the parties under this Agreement, (c) to those persons, if any, whose knowledge of its contents is essential in order to permit SLI or Northwestern to maintain or secure the benefits under policies of insurance, or (d) as may be required by law or regulation or by court or administrative agency order.

3.4 The burdens of confidentiality stated in Sections 3.1, 3.2 and 3.3 of this Agreement shall be extended to any and all Sub-Licensees.

                  ARTICLE IV - MILESTONES AND DUE DILIGENCE

4.1 SLI shall, upon execution of this Agreement, submit to Northwestern a preliminary development and business plan that sets forth an outline of SLI's intended efforts to develop and commercialize Licensed Products. Such plan shall include a summary of personnel, expenditures and estimated timing for the development of Licensed Products and estimates of the market potential for Licensed Products,

4.2 SLI shall comply with the following milestones:
(a) Licensed Products will be processed by SLI - March, 1997
(b) Licensed Products will be packaged by SLI - June, 1997
(c) Licensed Products will be tested by SLI - September, 1997
(d) Licensed Products will be grown by SLI - February, 1998
(e) Licensed Products will be sold by SLI - May, 1998

SLI agrees to devote that level of resource to the commercialization of a Licensed Product as other companies in the industry customarily devote to products of similar commercial potential.

                            ARTICLE V - PAYMENT

In consideration of the license granted by Northwestern to SLI under this Agreement, SLI shall pay to Northwestern the following:

5.1 A non-creditable, non-refundable licensing fee of $21,000.00 will be paid to Northwestern within 30 days after the Effective Date of this Agreement. An additional license fee consisting of common stock of SLI worth $10,000.00 as determined by the closing price of the stock on NASDAQ, on the Effective Date of this Agreement. A further license fee consisting of fifteen hundred (1500) shares of common stock of SLI (adjusted for splits, reverse splits, mergers, combinations, or any other event or events of like character between the Effective Date of this Agreement and the date of delivery) shall be delivered to Northwestern one (1) year from the Effective Date of this Agreement.

5.2 A running royalty equal to 4% of the first $1,000,000 of Net Sales, 3% of the next $4,000,000 of Net Sales, 2% of the next $20,000,000 of Net Sales and 1% on all Net Sales above $25,000,000 for all Licensed Products sold in countries covered by Patent Rights and 1% of Net Sales in countries not covered by Patent Rights.

5.3 In addition to the running royalties under Paragraph 5.4, Forty percent (40%) of any payments, including, but not limited to, sublicense issue fees or milestones received from sublicensees as consideration for Patent Rights, Know-How or Licensed Products.

5.4 In the event of a permitted assignment of this agreement, Five percent (5%) of any payments received from such assignee as consideration for Patent Rights, now-How or Licensed Products.

                 ARTICLE VI - PAYMENT, REPORTS AND RECORDS

6.1 Payment Dates and Reports
Within sixty (60) days after the end of each calendar quarter of each year during the term of this Agreement (including the last day of any calendar quarter following the expiration of this Agreement), SLI shall pay to Northwestern, all royalties accruing during such calendar quarter. Such payments shall be accompanied by a statement showing the Net Sales of each License Product by SLI and its sublicensees in each country, the applicable royalty rate and the calculation of the amount of royalty due.

6.2 Accounting
a. Payments in U.S. Dollars
All dollar sums referred to in this Agreement are expressed in U.S. dollars and the Net Sales used for calculating the royalties and other sums payable to Northwestern by SLI pursuant to Paragraph 6.1 shall be computed in U.S. dollars. All payments of such sums and royalties shall be made in U.S. dollars. For the purposes of determining the amount of royalties due, the amount of Net Sales in any foreign currency shall be computed converting such amount into U.S. dollars at the prevailing commercial rate of exchange for purchasing U.S. dollars with such foreign currency in question as quoted Citibank in New York on the last business day of the calendar quarter for which the relevant royalty payment is to be made by SLI.
b .Blocked Royalties
Notwithstanding the foregoing, if by reason of any restrictive exchange laws or regulations SLI or any Affiliate or sublicensee hereunder shall be unable to convert to U.S. dollars an amount equivalent to the royalty payable by SLI hereunder in respect of Licensed Product sold for funds other than U.S. dollars, SLI shall notify Northwestern promptly with an explanation of the circumstances. In such event, all royalties due hereunder in respect of the transaction so restricted (or the balance thereof due hereunder and not paid in funds other than U.S. dollars as hereinafter provided) shall be deferred and paid in U.S. dollars as soon as reasonably possible after to the extent that such restrictive exchange laws or regulations are lifted so as to permit such conversion to United States dollars, of which lifting SLI shall promptly notify Northwestern. At its option, Northwestern shall meanwhile have the right to request the payment (to it or to a nominee), and upon such request
SLI shall pay, or cause to be paid, all such amounts (or such portions thereof as are specified by Northwestern) in funds, other than U.S. dollars, designated by Northwestern and legally available to SLI under such then existing restrictive exchange laws or regulations.

6.3 Records
SLI shall keep, and shall cause its Affiliates and sublicensees to keep, for three (3) years from the date of payment of royalties, complete and accurate records of sales of each Licensed Product by SLI, its Affiliates and its sublicensees in sufficient detail to enable the accruing royalties to be determined accurately. Northwestern shall have the right during this period of three (3) years after receiving any report with respect to royalties due and payable to appoint, at its expense, an independent certified public accountant to inspect the relevant records of SLI, its Affiliates and its sublicensees to verify such report. Northwestern shall submit the name of said accountant to SLI for approval; said approval shall not be unreasonably withheld. SLI shall make its records and those of its Affiliates and sublicensees available for inspection by such independent certified public accountant during regular business hours at such place or places where such records are customarily kept, upon reasonable notice from Northwestern to the extent necessary to verify the accuracy of the reports and payments with not more than one (1) inspection per calendar year. Northwestern agrees to hold in strict confidence all information concerning royalty payments and reports and all information learned in the course of any audit or inspection, except to the extent necessary for Northwestern to reveal such information in order to enforce its rights under this Agreement or as may be required by law. If royalties are understated by ten percent (10%)or more in SLI's favor, the SLI shall, within ten (10) days of receipt of the audit report, pay the balance due Northwestern plus all reasonable costs of the audit or inspection and interest at the prime rate as quoted by Citibank in New York form the date at which such balance would have otherwise been due and payable. If royalties are understated by less than ten percent (10%), SLI shall include such understated amount with the next scheduled payment pursuant to Paragraph 6.1

                        ARTICLE VII - PUBLICATION

Northwestern will be free to publish the results of any research related to Patent Rights, Know-How or Licensed Products and use any information for purposes of research, teaching, and other educationally-related matters. In order to avoid loss of Patent Rights as a result of premature disclosure of patent able information, Northwestern shall submit any prepublication or predisclosure material to the SLI for review at least thirty (30) days prior to planned submission for publication or disclosure. SLI shall notify Northwestern within thirty (30) days after it receives such material: (1) whether it desires to file patent applications on any inventions contained in the material and in such case, Northwestern shall proceed to file a patent application at the expense of SLI and add such patent application to Exhibit A. SLI may request a delay in publication, but in no event shall the delay in publication exceed thirty (30) days; or (2) whether such materials contain confidential information of SLI. If materials contain confidential information of SLI, Northwestern shall, at SLI's request, delete said confidential information form the intended publication.

                      ARTICLE VIII - PATENT PROSECUTION

8.1 Northwestern shall maintain during the term of this Agreement the Patent Rights in the United States.

8.2 Payment of all fees and costs relating to the filing, prosecution, and maintenance of Northwestern and all maintenance fees and costs after the Effective Date of this Agreement shall be the responsibility of SLI and shall be made to Northwestern by SLI within thirty (30) days of receipt by SLI of an invoice for such fees and costs.

                             ARTICLE IX - INFRINGEMENT

9.1 SLI shall inform Northwestern promptly in writing of any alleged infringement of the Patent Rights by a third party and of any available evidence thereof.

9.2 During the term of this Agreement, Northwestern shall have the right, but shall not be obligated, to prosecute at its own expense all infringements of the Patent Rights and, in furtherance of such right, SLI hereby agrees that Northwestern may include SLI as a party plaintiff in such suit, without expense to SLI. The total cost of any such infringement action commenced or defended solely by Northwestern shall be borne by Northwestern and Northwestern shall keep any recovery or damages for past infringement derived therefrom.

9.3 If within six (6) months after having been notified of any alleged infringement, Northwestern shall have been unsuccessful in persuading the alleged infringer to desist and shall not have brought and shall not be diligently prosecuting an infringement action, or if Northwestern shall notify SLI at any time prior thereto of its intention not to bring suit against any alleged infringer, then, and in those events only, SLI shall have the right, but shall not be obligated, to prosecute at its own expense any infringement of the Patent Rights, and SLI may, for such purposes, use the name of Northwestern as party plaintiff; provided, however, that such right to bring such infringement action shall remain in effect only for so long as the license granted herein remains exclusive. No settlement, consent judgment or other voluntary final deposition of the suit may be entered into without the consent of Northwestern, which consent shall not unreasonably be withheld. SLI shall indemnify Northwestern against any order for costs that may be made against Northwestern in such proceedings SLI shall keep any recovery or damages for past infringement derived therefrom; provided, however, that such recovery, less expenses, including reasonable attorneys' fees, shall be treated as Net Sales for the purpose of calculating running royalties under Paragraph 5.4

9.4 In the event that a declaratory judgment action alleging invalidity or noninfringement of any of the Patent Rights shall be brought against SLI, Northwestern, at its option, shall have the right, within thirty
(30) days after it receives notice of the commencement of such action, to intervene and take over the sole defense of the action at its own expense

9.5 In any infringement suit that either Party may institute to enforce the Patent Rights pursuant to this Agreement, the other party hereto shall, at the request and expense of the Party initiating such suit, cooperate in all respects and, to the extent possible, have its employees testify when requested and make available relevant records, papers, information, samples, specimens, and the like.

9.6 SLI, during the term of this Agreement, shall have the sole right in accordance with the terms and conditions herein to sublicense any alleged infringer for future use of the Patent Rights. Any up-front fees as part of such a sublicense shall be shared equally between SLI and Northwestern; other royalties shall be treated pursuant to Paragraph 5.4.

                      ARTICLE X - PRODUCT LIABILITY

10.1 SLI shall at all times during the terms of this Agreement and thereafter, indemnify, defend and hold Northwestern, its trustees, directors, officers, employees and Affiliates, harmless against all claims, proceedings, demands and liabilities of any kind whatsoever, including legal expenses and reasonable attorneys' fees, arising out of the death of or injury to any person or persons or out of any damage to property, or resulting from the production, manufacture, sale, use, lease, consumption or advertisement of the Licensed Product(s) or arising from any obligation of SLI hereunder.

10.2 SLI shall obtain and carry in full force and effect commercial, general liability insurance which shall protect SLI and Northwestern with respect to events covered by paragraph 10.1 above. Such insurance shall be written by a reputable insurance company authorized to do business in the State of Illinois, shall list Northwestern as an additional named insured thereunder, shall be endorsed to include product liability coverage and shall require thirty (30) days written notice to be given to Northwestern prior to any cancellation or material change thereof. Beginning on the "Effective Date" of the "Agreement", the limits of such insurance shall not be less than One Million Dollars ($1,000,000) per occurrence with an aggregate or Two Million Dollars ($2,000,000) for personal injury, death or property damage. Beginning in 1998 or when the Licensed Products appear in the SLI catalog, whichever comes first, the limits of the aforementioned insurance shall be increased to Five Million Dollars ($5,000,000) per occurrence with an aggregate of Ten Million Dollars ($10,000,000). SLI shall provide Northwestern with Certificates of Insurance evidencing the same.

10.3 EXCEPT AS OTHERWISE EXPRESSLY SET FORTH IN THIS AGREEMENT, NORTHWESTERN, ITS TRUSTEES, DIRECTORS, OFFICERS, EMPLOYEES, AND
AFFILIATES MAKE NO REPRESENTATIONS AND EXTEND NO WARRANTIES OF
ANY KIND, EITHER EXPRESS OR IMPLIED, INCLUDING BUT NOT LIMITED
TO WARRANTIES OF MERCHANTABILITY, FITNESS FOR A PARTICULAR PURPOSE, VALIDITY OF PATENT RIGHTS CLAIMS, ISSUED OR PENDING AND THE ABSENCE
OF LATENT OR OTHER DEFECTS, WHETHER OR NOT DISCOVERABLE. NOTHING IN
THIS AGREEMENT SHALL BE CONSTRUED AS A REPRESENTATION MADE OR WARRANTY GIVEN BY NORTHWESTERN THAT THE PRACTICE BY SLI OF THE LICENSE GRANTED HEREUNDER SHALL NOT INFRINGE THE PATENT RIGHTS OF ANY THIRD PARTY.
IN NO EVENT SHALL NORTHWESTERN, ITS TRUSTEES, DIRECTORS, OFFICERS, EMPLOYEES AND AFFILIATES BE LIABLE FOR INCIDENTAL OR CONSEQUENTIAL
DAMAGES OF ANY KIND, INCLUDING ECONOMIC DAMAGE OR INJURY TO PROPERTY
AND LOST PROFITS, REGARDLESS OF WHETHER NORTHWESTERN SHALL BE ADVISED, SHALL HAVE OTHER REASON TO KNOW, OR IN FACT SHALL KNOW OF THE POSSIBILITY.

                      ARTICLE XI - TERM AND TERMINATION

11.1 This Agreement shall become effective on the Effective Date. Unless sooner terminated as provided for below, this Agreement shall continue in effect, on a country-by-country basis, until (a) the expiration of the last to expire of any Patent Rights, or (b) ten (10) years from the date of the first commercial sale in countries where no Patent Rights exist.

11.2 SLI shall have the right to terminate this Agreement in whole or in part anytime after three (3) years form the Effective Date by giving Northwestern ninety (90) days written notice.

11.3 Northwestern shall have the right to terminate or render this license non-exclusive at any time after three (3) years from the Effective Date if SLI does not have the Licensed Product available for sale in its catalog or a product is dropped from its catalog, either directly or through sublicense, subject only to allowance for technical difficulties in bringing the Licensed Product to market. Such allowance is conditioned on SLI's having notified Northwestern, in writing at the earliest reasonable time, that it is experiencing such difficulties and of the steps it is taking to resolve those difficulties. If, within 180 days after such notice, SLI has not resolved such difficulties, notified Northwestern in writing of such resolution, and listed the Licensed Products in its catalog, Northwestern shall have the immediate right to terminate this Agreement or to render it non-exclusive.

11.4 The provisions of Article III (Confidentiality), Article VI
(Payments, Reports and Records), Article X (Product Liability) and
Article XIII (Dispute Resolution) shall survive termination or expiration of this Agreement in accordance with their terms.

11.5 If (1) either Party breaches any material obligations imposed by this Agreement; (2) either Party makes any general assignment for the benefit of its creators (consent not being unreasonably withheld to allow SLI to purchase Northwestern's Patent Rights in the event Northwestern makes a general assignment); (3) a petition is filed by or against either Party, or any proceeding is initiated against either Party as a debtor, under and bankruptcy or insolvency law, unless the laws then in effect void the effectiveness of this provision; or (4) a receiver, trustee, or any similar officer is appointed to take possession, custody, or control of all or any part of either Party's assets or property, then the other Party may, at its option, send a written notice that it intends to terminate the license granted by this Agreement.

11.6 If the Party in breach does not cure the breach, negate the assignment, obtain a dismissal of the proceeding, or have the appointment vacated and regaining its assets within ninety (90) days from the notice date, then the other Party shall have the right to terminate the license granted immediately upon the date of mailing of a written notice of termination to the Party in breach.

11.7 Upon termination of this Agreement for any cause, nothing herein shall be construed to release either Party of any obligation that has matured prior to the effective date of such termination. SLI may, after the date of such termination, sell all Licensed Products that it may have on hand at the date of termination, provided that it pays the earned royalty thereon as provided in this Agreement.

11.8 In the event of termination for breach by SLI, SLI agrees to no longer use any of the Patent Rights or Know-How under which it has been granted a license and will turn over and assign to Northwestern its Regulatory Approvals and data and material related to price and Regulatory Approvals at no charge with the right to sublicense.

11.9 Upon termination of this Agreement, any and all existing sublicense agreements shall be immediately assigned to Northwestern and Northwestern agrees to keep them in force to the extent that Northwestern is capable of performing as a licenser in place of SLI.

                         ARTICLE XII - ASSIGNMENT

This Agreement shall not be assignable by either Party without prior written consent of the other, except that any Party may assign this Agreement to any Affiliate, to a successor in interest (including the surviving company in any consolidation or merger), or to an assignee of substantially all the business and assets of such Party, or with respect SLI, to an assignee of all or substantially all of the business to which this Agreement relates.

                    ARTICLE XIII - DISPUTE RESOLUTION

13.1 The Parties agree to effect all reasonable efforts to resolve any and all disputes between them in connection with this Agreement in an amicable manner.

13.2 The Parties agree that any dispute that arises in connection with this Agreement and which cannot be amicably resolved by the parties shall be resolved by a binding Alternative Dispute Resolution (ADR) in the manner set forth in Paragraph 13.3 through Paragraph 13.5.

13.3 If a Party intends to begin ADR to resolve a dispute such Party shall provide written notice to the other Party informing the other Party of such intention and the issues to be resolved. Within ten (10) business days after its receipt of such notice, the other Party may, by written notice to the Party initiating ADR, add additional issues to be resolved, If the Parties cannot agree upon the selection of a neutral within twenty (20) business days following receipt of the original ADR notice, a neutral shall be selected by the then President of the Center for Public Resources (CPR), 680 Fifth Avenue, New York, New York 10019. The neutral shall be a single individual having experience in the high power semiconductor laser industry who shall preside in resolution of any disputes between the Parties. The neutral selected shall not be an employee, director or shareholder of either Party or an Affiliate or sublicensee.

13.4 Each Party shall have ten (10) business days from the date the neutral is selected to object in good faith to the selection to that person. If either Party makes such an objection, the then President of the CPR shall, as soon as possible thereafter, select another neutral under the same conditions as set forth above. This second selection shall be final.

13.5 The ADR shall be conducted in the following manner:
(a) No later than forty-five (45) business days after selection, the neutral shall hold a hearing to resolve each of the issues identified by the Parties.
(b) At least five (5) days prior to the hearing, each Party must submit to the neutral and serve on the other Party a proposed ruling on each issue to be resolved. Such proposed ruling shall contain no argument on or analysis of the facts or issues, and shall be limited to not more than fifty (50) pages.
(c) The neutral shall not require or permit any discovery by any means, including depositions, interrogatories or production of documents.
(d) Each Party shall be entitled to no more than eight (8) hours of hearing to present testimony or documentary evidence. The testimony of both Parties shall be presented during consecutive calendar days. Such time limitation shall apply to any direct, cross or rebuttal testimony, but such time limitation shall only be charged against the Party conducting such direct, cross or rebuttal testimony. It shall be the responsibility of the neutral to determine whether the parties have had the eight (8) hours to which each is entitled.
(e) Each Party shall have the right to be represented by counsel. The neutral shall have the sole discretion with regard to the admissibility of any evidence.
(f) The neutral shall rule in each disputed issue within thirty (30) days following the completion of the testimony of both Parties. Such ruling shall adopt in its entirety the proposed ruling of one of the parties on each disputed issue.
(g) ADR shall take place in Chicago, Illinois. All costs incurred for a hearing room shall be shared equally between the Parties.
(h) The neutral shall be paid a reasonable fee plus expenses, which fees and expenses shall be shared equally by the Parties.
(i) The ruling shall be binding on the Parties and may be entered as an enforceable judgement by a state or federal court having jurisdiction of the Parties.

13.6 This Section XIII shall survive any termination of this Agreement.

                       ARTICLE XIV - NOTICES AND PAYMENTS

Any payment, notice or other communication to this Agreement shall be sufficiently made or given on the date of mailing if sent to such Party by certified first class mail, postage prepaid, addressed to it at its address below or as it shall designate by written notice given to the other Party:

In the case of Northwestern:
Director
Technology Transfer Program
Northwestern University
1801 Maple Avenue
Evanston, Illinois 60201

In the case of SLI:
Dr. Geoffrey T. Burnham
President and CEO
Semiconductor Laser International Corporation
421 East Main Street
Endicott, New York 13760
Tel. 607-754-0112
Fax. 607-754-5974

                          ARTICLE XV - GENERAL

15.1 Force Majeure. Neither party shall be liable to the other for its failure to perform any of its obligations under this Agreement, except for payment obligations, during any period in which such performance is delayed because rendered impracticable or impossible due to circumstances beyond its reasonable control, including without limitation earthquakes, governmental regulation, fire, flood, labor difficulties, interruption of supply of key raw materials, civil disorder and acts of God, provided that the Party experiencing the delay promptly notifies the other Party of the delay.

15.2 Severability. In the event any provision of this Agreement is held to be invalid or unenforceable, the valid or enforceable portion thereof and the remaining provisions of this Agreement will remain in full force and effect.

15.3 Applicable Law. This Agreement is made in accordance with and shall be governed and construed under the laws of the State of Illinois, excluding its choice of law rules.

15.4 Entire Agreement. This Agreement and the exhibits attached hereto constitute the entire, final, complete and exclusive agreement between the Parties and supersede all previous agreements or representations, written or oral, with respect to the subject matter of this Agreement. This Agreement may not be modified or amended except in writing signed by a duly authorized representative of each Party.

15.5 Headings. The headings for each article and section in this Agreement have been inserted for convenience or reference only and are not intended to limit or expand on the meaning of the language contained in the particular article or section.

15.6 Independent Contractors. The Parties are not employees or legal representatives of the other party for any purpose. Neither Party shall have the authority to enter into any contracts in the name of or in behalf of the other Party.

15.7 Advertising. SLI shall not use the name of the inventor listed in this Agreement, of any institution with which the inventor has been or is connected, nor the name of Northwestern in any advertising, promotional or sales literature, without prior written consent obtained from Northwestern in each case.

15.8 Waiver. Any waiver (express or implied) by either Party of any breach of this Agreement shall not constitute a waiver of any other or subsequent breach.

15.9 Counterparts. This Agreement may be executed in counterparts with the same force and effect as if each of the signatories had executed the same instrument.

15.10 Patent Marking. SLI agrees to mark the shipping and boxing packages for the Licensed Products sold in the United States with all applicable United States patent numbers. All Licensed Products shipped to or sold in other countries shall be marked in such a manner as to conform with the patent laws and practice of the country of manufacture or sale.

In Witness Whereof, the Parties have executed this Agreement effective on the date first set forth above.

Semiconductor Laser International Corporation

By: _______________________________
Geoffrey T. Burnham
President & CEO

Northwestern University
By: ________________________________
C. William Kern
VP for Research & Graduate Studies

By: ________________________________
Manijeh Razeghi
Professor, Electrical Engineering
Principal Investigator

                                  EXHIBIT A

Patent Number 5,384,151
INGAASP/GAAS Diode Laser
Manijeh Razeghi
Issued January 24, 1995

Patent Number 5,389,396
INGAASP/GAAS Diode Laser
Manijeh Razeghi
Issued February 14, 1995

[TYPE]     EX-11.1


                                Exhibit 11.1

               SEMICONDUCTOR LASER INTERNATIONAL CORPORATION
            CALCULATION OF WEIGHTED AVERAGE SHARES OUTSTANDING


                      PERIOD ENDED DECEMBER 31, 1996
                           "CHEAP STOCK" METHOD



                                                       Shares redeemed using
                                 Shares issued or      proceeds from shares
                                 warrants and options  issued deemed exercise                    Weighted average
                                  deemed exercised     of warrants and options      Net         shares outstanding
1993 Shares outstanding (Note 1)    729,003                       0                729,003             729,003
1994 Shares outstanding (Note 1)    192,344                       0                192,344             192,344
1995 Shares outstanding             472,306                       0                472,306             472,306
1995 Options                         88,659                    (887)                87,772              87,772
1996 'cheap stock'                  150,000                 (59,000)                91,000              91,000
1996 IPO shares                   1,700,000                       0              1,700,000           1,323,770
Overallotment purchase               55,000                       0                 55,000              40,123
Warrants exercised                    2,957                       0                  2,957               1,495
Warrants exercised                   99,026                       0                 99,026              45,996
Options exercised                     1,971                       0                  1,971                 915
IPO warrants exercised                7,000                       0                  7,000                 899
Treasury shares                     (35,463)                      0                (35,463)             (1,453)

Weighted average shares outstanding                                                                           2,984,170

                      PERIOD ENDED DECEMBER 31, 1995
                           "CHEAP STOCK" METHOD

                                                       Shares redeemed using
                                 Shares issued or      proceeds from shares
                                 warrants and options  issued deemed exercise                     Weighted average
                                 deemed exercised      of warrants and options      Net          shares outstanding
1993 Shares outstanding (Note 1)     728,961                       0              728,961               728,961
1994 Shares outstanding (Note 1)     192,332                       0              192,332               192,332
1995 Shares outstanding (Note 1)      22,178                       0               22,178                21,569

1995 'cheap stock'                   450,102                (226,659)             223,443               223,443

1993 Options                           1,970                    (201)               1,769                 1,769
1994 & 1995 Warrants                  98,068                (116,081)             (18,013)              (18,013)

1995 'cheap' options                  88,657                    (887)              87,770                87,770
1995 'cheap' warrants                 17,730                  (3,545)              14,185                14,185
Anti-dilutive options                                                                                    (1,769)

Weighted average shares outstanding                                                                   1,250,248




                      PERIOD ENDED DECEMBER 31, 1994
                           "CHEAP STOCK" METHOD

                                                       Shares redeemed using
                                 Shares issued or      proceeds from shares
                                 warrants and options  issued deemed exercise                     Weighted average
                                 deemed exercised      of warrants and options      Net          shares outstanding
1993 Shares outstanding              728,961                       0              728,961               728,961
1994 shares outstanding              192,344                       0              192,344                93,441
1995 'cheap'stock                    450,102                (226,659)             223,443               223,443
1995 'cheap'options                   88,657                    (887)              87,770                87,770
1995 'cheap'warrants                  17,730                  (3,545)              14,185                14,185

Weighted average shares outstanding                                                                   1,147,800

Note 1 : Shares and warrants issued in 1995, more than one year prior to IPO
Note 2 : Computed using the weighted average method

[TYPE]	EX-21.1

				Exhibit 21.1

			SUBSIDIARIES OF THE COMPANY

		SEMICONDUCTOR LASER INTERNATIONAL CORPORATION,
			  a Delaware corporation
