Form 10KSB/A
period 1996-12-31
SEMICONDUCTOR LASER INTERNATIONAL CORP
filed 1997-05-01
CIK 921445

                    SECURITIES AND EXCHANGE COMMISSION
                         Washington, DC  20549

                             FORM 10-KSB/A
     (Mark One)

       (x)      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
                 For the fiscal year ended December 31, 1996

                                   OR

       ( )      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
                 For the transition period from ____________ to __________

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

                              (Title of class)


       Check whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

       Check if there is no disclosure of delinquent filers pursuant to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ x ]

       The issuer's revenues for its most recent fiscal year (year ended December 31, 1996) were $.00.

       The aggregate market value on March 31, 1997 of the voting stock held by non-affiliates computed by reference to the last sales price on that date was approximately $15,118,919.37. As of March 31, 1997, 3,530,838 shares of Common Stock, par value $.01 per share (the "Common Stock") were outstanding.


Transitional Small Business Disclosure Format (check one)YES ( )  NO (X)



                     DOCUMENTS INCORPORATED BY REFERENCE.
                                    NONE

                          PART II


Item 5. Market for Common Equity and Related Stockholder Matters

Market Information

	Since March 19, 1996, shares of the Common Stock have traded on the Nasdaq Small Cap Market ("NASDAQ"). The following table sets forth, for the periods indicated and as reported by NASDAQ, the high and low last sales prices for shares of the Common Stock.


   Quarter Ended                         High              Low
   -------------                         -----            -----
   March 31, 1996                        5 7/8            4 7/8
   June 30, 1996                        11 3/8            4 3/8
   September 30, 1996                    9 1/2            4
   December 31, 1996                    10                6 7/8

Holders of Common Stock

	Based upon information supplied to the Company by its transfer agent, the number of stockholders of record of the Common Stock on March 31, 1997 was approximately 174. The Company believes that there are in excess of 300 beneficial owners of the Common Stock whose shares are held in "Street Name".

Dividends

	The Company has never paid cash dividends with respect to the Common Stock. The Company intends to retain future earnings, if any, that may be generated from the Company's operations to help finance the operations and expansion of the Company and accordingly does not plan, for the foreseeable future, to pay dividends to holders of the Common Stock. Any decision as to the future payment of dividends on the Common Stock will depend on the results of operations and financial position of the Company and such other factors as the Company's Board of Directors (the "Board"), in its discretion, deems relevant. In addition, arrangements with present or future lenders may prohibit the payment of dividends.

	The Company has sold the following unregistered securities during the past three years (all share numbers set forth below have been updated to reflect stock splits):


                                              Total            Total Cash                 Other
Date of  Sale     Securities Sold         Offering Price    Consideration Paid       Consideration             Purchasers
-------------     ---------------         --------------    ------------------       -------------             ----------

January 1994      12,314 shares of            $25,000            $25,000                                Consultant to the Company
                  Common Stock
March   1994      104,128 shares of          $396,392           $396,392                                Investors known to
                  Common Stock                                                                          management
December 1994-    105,946 shares of          $215,105           $215,105                                Existing shareholders
April 1995        Common Stock; 105,946                                                                 and investors
                  warrants to purchase                                                                  known to management
                  Common Stock at $2.54
                  per share
March-April 1995  9,850 shares of Common      $20,000            $20,000                                Company founders
                  Stock; 9,850 warrants to
                  purchase Common Stock
                  at $2.54 per share
June-July 1995    354,632 shares of          $900,000           $900,000                                Accredited Investor
                  Common Stock                                                                          known to the Company's
                                                                                                        management
June 1995         39,405 shares of Common    $100,000           $100,000                                Accredited Investor
                  Stock                                                                                 known to the Company's
                                                                                                        management
November 1995     45,390 shares of Common    $115,291           $115,291(1)                             Previous associate of
                  Stock                                                                                 the Company
December 1995     2,877 shares of Common       $7,300                              $7,300 in services   Consultant to the Company
                  Stock                                                            performed for the
                                                                                   Company
December 1995     35,463 shares of Common     $90,000                              $90,000 in services  Consultant to the Company
                  Stock                                                            performed for the
                                                                                   Company
January 1996      150,000 Bridge Shares      $750,000           $750,000                                Accredited Investors
                  and Bridge Notes in the
                  aggregate amount of
                  $750,000(2)
September 1996    2,731 shares of Common      $22,188                              $22,188 for rights   Licensor of the Company
                  Stock                                                            to a technology
November 1996     120,000 shares           $1,050,000                              $1,050,000 in        Consultant to the Company
                  Common Stock                                                     services performed
                                                                                   for the Company
January 1997      58,334 warrants to         $167,710                              $167,710 in lease    Lessor of equipment to
                  purchase Common Stock                                            related fees         the Company
                  at $5.00 per share

__________________

(1) Represents amount allocated to settlement of a potential dispute with a prior associate of the Company. An equal number of shares were contributed by the two founders of the Company to the Company immediately prior to such issuance.
(2) Subsequently included in the Company's Registration Statement on
Form S-1 (the "Registration Statement"), declared effective on March 19, 1996 (the "Effective Date").

					PART III

Item 9. Directors, Executive Officers; Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

Directors and Executive Officers
	The Company's directors and executive officers are as follows:


                       Name                     Age           Position with the Company
---------------------------------------------   ---   -------------------------------------------
Dr. Geoffrey T. Burnham ......................   49   Chairman, President, Chief Executive Officer
Susan M. Burnham .............................   41   Vice President, Treasurer and Director
Nicholas L. Prioletti, Jr. ..................    48   Chief Financial Officer
George Barrett ..............................    63   Director
David L. Koffman ............................    37   Director
Dr. Brian Thompson ..........................    64   Director
Theodore W. Konopelski (1) ..................    40   Director


      Dr. Geoffrey T. Burnham, a founder of the Company, has also served as its Chairman, President, and Chief Executive Officer, since its incorporation in September 1993, and devoted his full-time efforts to the establishment of the Company commencing in May 1993. From April 1990 through July 1990, Dr. Burnham served as a consultant to, and from July 1990 until May 1993, he was employed by, Northeast Semiconductor, Inc. ("NSI"), and served as its President and as a director from October
1991 through May 1993. Dr. Burnham resigned from NSI upon its acquisition in a hostile take-over. Approximately five months after his resignation, NSI filed for Chapter 7 bankruptcy protection. Prior to April 1990,
Dr. Burnham had over 16 years of experience in the laser field, including 10 years in the semiconductor laser field, holding management positions with Hercules Aerospace Corporation (1987 to 1989), General Optronics Corporation, a company involved in manufacturing laser equipment for telecommunications applications (1984 to 1986) and General Electric Co. ("General Electric") (1975 to 1984). Dr. Burnham founded and directed General Electric's Laser Business Venture for five years. In addition, he was corporate liaison between General Electric and the University of Rochester on General Electric's Consortium on Inertial Confinement Fusion. Dr. Burnham also served as General Electric's Corporate technical Recruiter at the University of Rochester as well as Chairman of the United States government's laser section of the Military Critical Technologies List.
Dr. Burnham is married to Susan Burnham.

     Susan M. Burnham has been Vice President, Treasurer and a director of the Company since its incorporation in September 1993. From May 1993 to September 1993, Ms. Burnham assisted Dr. Burnham in the establishment of the Company and, from February 1992 through April 1993, Ms. Burnham was not employed. From August 1986 through January 1992, she served as a national account executive in marketing and sales for MLI Industries Inc., a company involved in turn-key subcontract manufacturing of electronic components, electro-mechanical assemblies, and copy machine refurbishment and manufacturing, and was responsible for handling all major company accounts, as well as all new accounts. She established a customer base that included several divisions of General Electric, IBM and Eastman Kodak Company, initiating partnership agreements for all major customers.
Ms. Burnham was employed by General Electric from December 1977 through July 1984 during which time she held administrative positions in various laser and electronic programs with a particular emphasis on the monitoring of operating budgets. Ms. Burnham is married to Dr. Burnham.
_________________

(1) Theodore W. Konopelski was terminated as an officer and employee of the Company for cause on August 4, 1996. The Company continues to treat Mr. Konopelski as a director although Mr. Konopelski alleges that he was removed as a director. The Company does not intend to propose Mr. Konopelski as a nominee for election as a director at its next annual meeting. (See
"Legal Proceedings" in the Form 10-KSB for the year ended December 31, 1996).

     Nicholas L. Prioletti, Jr. has been the Chief Financial Officer of the Company since December 1996. From January 1996 until December 1996,
Mr. Prioletti was a self employed financial consultant. From June 1995 until December 1995, Mr Prioletti served as Vice President, Finance of Wilson Power & Gas Smart, Inc., a power marketer/broker, and was responsible for all financial aspects of the company. Prior to that, from August 1980 until January 1995, he served as Vice President, Financial Planning of Niagara Mohawk Power Corporation, a public utility, and was responsible for financial planning, forecasting and regulatory matters.

     George W. Barrett was elected as a director of the Company in December 1993. Mr. Barrett has been Operations Manager of Universal Telephone & Telegraph, a long distance telephone company, since June 1996. Prior to that, from October 1995 through February 1996, Mr. Barrett was an independent consultant, providing general business management services. From October 1989 through September 1995, he was President and General Manager of Engineered Systems Division (Datron Inc.), a publicly owned company engaged in the manufacture of aircraft arresting systems.
Mr. Barrett was president of Auxilec, Inc., a subsidiary of a publicly owned company engaged in the manufacture of aircraft generation systems, from January 1988 to May 1989, Division President of Simmonds Precision Engine Systems, a publicly held company engaged in the manufacture of aircraft ignition systems, from January 1986 to August 1987 and Vice President of Lucas Aerospace Inc., a publicly owned company engaged in the manufacture of engine control systems, from October 1971 to December 1985.

     David L. Koffman was elected as a director of the Company in November 1995. Mr. Koffman has been a private investor since 1981. He currently serves as President, Chief Executive Officer and a director of Jayark Corporation, a publicly owned company which is an importer of household and seasonal merchandise.

     Dr. Brian Thompson was elected as a director of the Company in December 1993. He is Provost Emeritus, Professor Emeritus of Optics and Distinguished University Professor of the University of Rochester. From July 1984 to July 1994, he was Provost of the University of Rochester.
He is the author of more than 150 scientific and technical papers, has won numerous awards for his contributions to optics and is serving or has served on the editorial boards of many international journals. Dr. Thompson is a member of the Board of Directors of Welch Allyn, Inc., a company involved in manufacturing medical instrumentation, Holotek, Ltd., a publicly held corporation involved in producing scanning and imaging equipment, and Boydell & Brewer, a publications company, and is also a member of the Link Foundation's Board of Trustees.

     Theodore W. Konopelski, a founder of the Company, was Vice President and Secretary of the Company from its incorporation in September 1993 until August 1996, when he was terminated for cause, and has been a director of the Company since its incorporation in September 1993, prior to which time he assisted Dr. Burnham in the establishment of the Company. From April 1987 to May 1993, he was employed as director of military laser programs for McDonnell Douglas Corporation ("McDonnell Douglas"), where he managed the development of new military and space applications for McDonnell Douglas' semiconductor laser diode technology, including the first semiconductor diode laser-pumped lasers to be qualified for space flight. Prior to April 1987, Mr. Konopelski was employed by General Electric for more than 10 years in various positions, including in the field of lasers and electro-optics.

     All directors hold office until the next annual meeting of shareholders and until their successors have been elected and duly qualified.

     The Company has agreed, for a period of five years following the Effective Date, if so requested by Whale Securities Co., L.P., the Underwriter (the "Underwriter") of the Company's initial public offering (the "Public Offering"), to nominate and use its best efforts to elect a designee of the Underwriter to the Board or, at the Underwriter's option, as a nonvoting advisor to the Board. The Underwriter has not yet exercised its right to designate such person.

Board Committees

     The company has a Compensation Committee.

Compensation Committee

     The function of the Compensation Committee is to make recommendations to the Board with respect to compensation of executive officers. In addition, the Compensation Committee administers the Company's 1995 Stock Option Plan (the "Option Plan"), determining the persons to whom options should be granted and the number of options to be granted to such persons. The Compensation Committee also administers plans and programs relating to the employee benefits, incentives and compensation. Messrs. Barrett, Thompson and Koffman are the current members of the Compensation Committee.

Indemnification and Exculpation of Directors and Officers

     Pursuant to Section 722 of the New York General Corporation Law, the Company's By-laws provide that the Company shall, to the fullest extent permitted by law, indemnify all directors, officers, incorporators, employees and agents of the Company against liability for certain of their acts. The Company's Certificate of Incorporation provides that, with certain exceptions, no director of the Company will be liable to the Company for monetary damages as a result of certain breaches of fiduciary duties as a director. Exceptions to this include a breach of the director's duty of loyalty, acts or omission not in good faith or which involve intentional misconduct or knowing violation of law, improper declaration of dividends and transactions from which the director derived an improper personal benefit.

Section 16(a) Beneficial Ownership Reporting Compliance

     To the Company's knowledge, based solely on review of the copies of such reports furnished to the Company and information furnished by the reporting person, during the fiscal year ended December 31, 1996 all
Section 16(a) filing requirements applicable to the Company's officers, directors and greater than 10% benefical owners were complied with.

Item 10. Executive Compensation

Summary Compensation Table

     The following table sets forth the cash and other compensation paid by the Company to Dr. Geoffrey T. Burnham, its President and Chief Executive Officer, during the fiscal years ended December 31, 1996, 1995 and 1994. No other executive officer of the Company received aggregate compensation and bonuses which exceeded $100,000 during such years.

				SUMMARY COMPENSATION TABLE

                                                                                  Long Term
                                                                                Compensation
                                             Annual Compensation                    Award
                              ----------------------------------------------   -----------------
                               Year Ended                                         Securities
Name and Principal Position   December 31,        Salary ($)       Bonus ($)   Underlying Option
---------------------------   ------------        ----------       ---------   -----------------
Dr. Geoffrey T. Burnham,         1996             $116,969            -              -
 Chairman, President and         1995             $ 71,269         $30,000        39,404(1)(2)
 Chief Executive Officer         1994             $ 71,637            -              -

_____________

(1) Represents options to purchase 39,404 shares of Common Stock at an exercise price of $2.54 per share, which were initially granted to Dr. Burnham in June 1995. These options were subsequently canceled when new options to purchase 39,404 shares of Common Stock at an exercise price of $.05 per share were granted to Dr. Burnham in November 1995.
(2) Does not include warrants (the "Private Warrants") issued during the period from December 1994 through April 1995 to investors in the Company's December 1994 private placement (the "December 1994 Placement") to purchase 4,925 shares of Common Stock purchased by Dr. Burnham.

     The following table sets forth all grants of options to purchase Common Stock to Dr. Burnham for the fiscal year ended December 31, 1996.

				OPTION GRANTS DURING LAST FISCAL YEAR

                                                Individual Grants
                            -----------------------------------------------------------------------
                              Number of        Percent of  Total
                              Securities        Options Granted     Exercise or
                              Underlying        to Employees in     Base Price
          Name              Options Granted       Fiscal Year        ($/Share)      Expiration Date
-------------------------   ---------------    -----------------    -----------     ---------------
Dr. Geoffrey T. Burnham          -                     -                 -                 -


     The following table sets forth information concerning outstanding options to purchase Common Stock held by Dr. Burnham as of the year ended December 31, 1996. Dr. Burnham did not exercise any options in fiscal 1996.

				OPTION EXERCISES DURING 1996 FISCAL YEAR
				    AND FISCAL YEAR-END OPTION VALUES


                                                          Number of Securities underlying      Value of Unexercised "In-the-
                                                           Unexercised Options at Fiscal       Money" Options at Fiscal Year-
                                                                   Year-End                                 End (1)
                                                          -------------------------------      ------------------------------
                           Shares Acquired        Value
                             on Exercise        Realized   Exercisable     Unexercisable       Exercisable     Unexercisable
                            ---------------     --------  --------------  ---------------      -------------   --------------
Dr. Geoffrey T. Burnham           -                 -          39,404           0               $293,559.80         $0

_______________

(1) Based upon an estimated fair market value of $7.50 per share of Common Stock as of December 31, 1996 less the $.05 exercise price of such options.

Compensation of Directors

     Other than compensation otherwise payable under employment agreements with Dr. Burnham and Ms. Burnham, directors receive no cash compensation for serving on the Board (other than reimbursement of reasonable expenses incurred in attending meetings). The Company pays its nonemployee directors reasonable out-of-pocket expenses for each committee meeting attended. In addition, all nonemployee directors receive, pursuant to the Option Plan, annual grants of options to purchase 2,500 shares of Common Stock for the following year's service. Newly elected nonemployee directors receive a pro rata portion of such share grant based on the period remaining until the next date of grant following their date of election. Messrs. Barrett and Thompson each received options to purchase 9,851 shares of Common Stock at $.05 per share in November 1995 in recognition of prior services to the Company.
Also, in November 1995 Messrs. Barrett, Koffman and Thompson each received options to purchase 2,500 shares of Common Stock under the Option Plan exercisable at $5.00 per share.

1995 Stock Option Plan

     In October 1995, the Board and shareholders of the Company adopted the Option Plan. The Option Plan intended to recognize the contributions made to the Company by key employees, officers and directors of the Company, to provide such persons with additional incentive to devote themselves to the future success of the Company, and to improve the ability of the Company to attract, retain, and motivate individuals upon whom the Company's sustained growth and financial success depend, by providing such persons with an opportunity to acquire or increase their proprietary interest in the Company through receipt of rights to acquire Common Stock.

     The Company has reserved 250,000 shares of Common Stock for issuance upon the exercise of options available for future grant under the Option Plan designated as either (i) incentive stock options ("ISOs") under the Internal Revenue Code of 1986, as amended (the "Code"), or (ii) non-qualified stock options ("NQSOs"). ISOs may be granted under the Option Plan to employees (including directors) and officers of the Company. NQSOs may be granted to non-employee directors, employees and officers of the Company. In certain circumstances, the exercise of options granted under the Option Plan may have an adverse effect on the market price of the Common Stock.

     The Option Plan is administered by the Compensation Committee (the "Committee"), composed of two or more persons appointed by the Board who are "disinterested persons" as defined under Rule 16b-3 under the Exchange Act or "outside directors" as defined under Section 162(m) of the Code.
The Committee shall grant options in its discretion and may consider the nature of the optionee's services and responsibilities, the optionee's present and potential contribution to the Company's success and such other factors as it may deem relevant. ISOs granted under the Option Plan may not be granted at a price less than the fair market value of the Common Stock on the date of grant (or 110% of fair market value in the case of persons holding 10% or more of the voting stock of the Company). The aggregate fair market value of shares for which ISOs granted to any employee are exercisable for the first time by such employee during any calendar year (under all stock option plans of the Company and any related corporation) may not exceed $100,000. Options granted under the Option Plan will expire not more than ten years from the date of grant (five years in the case of ISOs granted to persons holding 10% or more of the voting stock of the Company). Options granted under the Option Plan are not transferable during an optionee's lifetime but are transferable at death by will or by the laws of descent and distribution.

     The Option Plan also contains certain change in control provisions which could cause options and other awards to become immediately exercisable, and restrictions and deferral limitations applicable to other awards to lapse, in the event any "person", as such term is used in Sections 13(d) and 14(d) of the Exchange Act, including a "group" as defined in Section 13(d), but excluding certain shareholders of the Company, acquires beneficial ownership of more than 50.1% of the Company's outstanding shares of Common Stock.

     In November 1995, the Company granted options under the Option Plan exercisable for the purchase of an aggregate of 11,000 shares of Common Stock, including options to purchase 2,500, 2,500, and 2,500 shares granted to Messrs. Barrett, Koffman and Thompson, respectively. All of these options are exercisable at a price of $5.00 per share and are immediately exercisable. During 1996, the Company granted options under the Option Plan exercisable for the purchase of an aggregate of 93,000 shares of Common Stock, including options to purchase 30,000 and 6,000 shares granted to Ms. Burnham and Mr. Prioletti, respectively.
Ms. Burnham's options are exercisable at a price of $5.25 per share and are immediately exercisable. Mr. Prioletti's options are exercisable at a price of $7.50 per share and vest as follows: Options to purchase 2,000 shares of Common Stock first become exercisable in December 1997, options to purchase an additional 2,000 shares of Common Stock first become exercisable in December 1998 and options to purchase an additional 2,000 shares of Common Stock first become exercisable in December 1999.

Non-Plan Options

     The Company has issued options to purchase up to an aggregate of 90,630 shares of Common Stock (the "Non-Plan Options") outside of the Option Plan to certain executive officers, non-employee directors and consultants. The Non-Plan Options are immediately exercisable at prices ranging from $.05 to $.25 per shares of Common Stock. Of the Non-Plan Options, options to purchase 39,404, 29,553, 9,851 and 9,851 shares of Common Stock were granted to Dr. Burnham and Messrs. Konopelski, Barrett and Thompson, respectively.

Employment Agreements

     The Company entered into an employment agreement with each of Dr. Geoffrey T. Burnham, Theodore W. Konopelski and Susan M. Burnham in October 1995. Mr. Konopelski's employment with the Company was terminated for cause in August 1996. Each of Dr. Burnham's and Ms. Burnham's employment agreements provides for an initial three-year term, commencing on October 1, 1995, and each requires full-time service to the Company.
Dr. Burnham's agreement provides for a base salary $110,000 per annum, and Ms. Burnham's agreement provides for a base salary $75,000 per annum. Each of the agreements provides for continuing automatic one-year extensions to maintain its three-year term, until the agreement is terminated by either party. Certain fringe benefits are also provided, including split dollar life insurance and certain expense allowances.
Dr. Burnham and Ms. Burnham also may be granted annual increase of 10% per annum at the discretion of the Board and bonuses based upon meeting defined goals established by the Board. All such bonuses and other increases must also be approved by the Underwriter for a period of three years following the Effective Date, or sooner in the event that the Company achieves annual profitability prior to the end of the period. These agreements also provide that the Company will continue to pay the base salary to the employee or the employee's legal representative in the event of the employee's termination due to disability or death, for a period commencing at the time of such termination and ending at the end of the employment term. The agreements contain provisions prohibiting the employee from competing with the Company during the term of employment and for a period of two years thereafter. Dr. Burnham's agreement provides that he will serve as Chairman of the Board, and Ms. Burnham's agreement provides that she will serve as a director on the Board. The Company also entered into a consulting agreement with George W. Barrett in November 1995, pursuant to which Mr. Barrett agreed to provide consulting services to the Company relating to the establishment of the Company's manufacturing facility, as requested by the Company, for a consulting fee equal to $400.00 per day. Such fees totaled $14,400 in 1996.

Item 11.  Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth information as of March 31, 1997 based on information obtained from the persons named below, relating to the beneficial ownership of shares of Common Stock by (i) each beneficial owner of more than 5% of the outstanding Common Stock, (ii) each director,
(iii) each named executive officer and (iv) all current executive officers and directors of the Company as a group.


                                              Amount and Nature             Percentage of
                                                of Beneficial             Outstanding Shares
Name and Address of Beneficial Owner (1)        Ownership (2)                Owned (2)
----------------------------------------      ------------------         -------------------
Geoffrey T. Burnham.....................          430,894(3)                    11.95%

Susan M. Burnham........................          430,894(4)                    11.95%

Thomas J. Marquez.......................          354,632(5)                    10.04%
5526 Deloache
Dallas, Texas  75220

Theodore W. Konopelski..................          357,156(6)                    10.02%

Ann Konopelski..........................          357,156(7)                    10.02%

David L. Koffman........................           36,148(8)                     1.02%
300 Plaza Drive
Vestal, NY  13850

Brian J. Thompson.......................           12,351(9)                       *
692 Mount Hope Avenue
Rochester, NY  14620

George Barrett..........................           13,331(10)                      *
119 High Crest Drive
West Milford, NJ  07840

All Directors and executive officers as
     a group (7 persons)................          849,875(11)                   23.14%


_________________

* Less than 1%
(1) Unless otherwise indicated, the address of each beneficial owner identified is 15 Link Drive, Binghamton, NY 13904.
(2) Unless otherwise indicated, the Company believes that all persons named in the table have sole voting and investment power with respect to all shares of Common Stock beneficially owned by them.
      A person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days from March 31, 1997 upon the exercise of options, warrants or convertible securities. Each beneficial owner's percentage ownership is determined by assuming that options, warrants or convertible securities that are held by such person (but not those held by any other person) and which are exercisable within 60 days of March 31, 1997 have been exercised or converted. Assumes a base of 3,530,838 shares of Common Stock outstanding, before any consideration is given to outstanding options or warrants.
(3) Includes 23,823 shares held in trust by Dr. Burnham as trustee, as to which Dr. Burnham disclaims any beneficial interest; 4,925 shares, and 4,925 shares issuable upon exercise of Private Warrants, held in an IRA trust for the benefit of Dr. Burnham; Non-Plan Options to purchase 39,404 shares; and 165,405 shares owned by Susan Burnham, the wife Dr. Burnham, and 30,000 shares issuable upon the exercise of Option Plan options granted to Ms. Burnham, as to which Dr. Burnham disclaims any beneficial interest.
(4) Includes 162,412 shares owned by Dr. Burnham; 23,823 shares held in trust by Dr. Burnham as trustee; 4,925 shares, and 4,925 shares issuable upon exercise of Private Warrants, held in an IRA trust for the benefit of Dr. Burnham; and 39,404 shares issuable upon exercise of Non-Plan options held by Dr. Burnham, as to all of which Susan Burnham disclaims any beneficial interest; and 30,000 shares issuable upon the exercise of Option Plan options granted to Ms. Burnham.
(5) Includes 39,404 shares held in trust by an independent trustee for the daughter of Mr. Marquez, Meredith Marquez, 39,404 shares held in trust for the benefit of the family of Mr. Marquez, by Mr. Marquez and an independent trustee, and 39,404 shares owned by Stephanie Marquez, his daughter. Mr. Marquez disclaims any beneficial interest as to each of said holdings.
(6) Includes 168,253 shares owned by Ann Konopelski, the wife of Mr. Konopelski, and 3,942 shares held in trust by Ann Konopelski, as trustee for the benefit of the children of Theodore and Ann Konopelski, as to all of which Mr. Konopelski disclaims any beneficial interest; 4,925 shares, and 4,925 shares issuable upon exercise of Private Warrants, held in an IRA trust for the benefit of Mr. Konopelski; and Non-Plan Options to purchase 29,553 shares.
(7) Includes 145,558 shares owned by Mr. Konopelski; 4,925 shares, and 4,925 shares issuable upon exercise of Private Warrants, held in an IRA trust for the benefit of Mr. Konopelski; 29,553 shares issuable upon exercise of Non-Plan Options held by Mr. Konopelski; and 3,942 shares held in trust by Ann Konopelski as trustee for the benefit of the children of Ann and Theodore Konopelski, as to all of which Ann Konopelski disclaims any beneficial interest.
(8) Includes 7,881 shares held by Koffman Corporate Ventures, Inc. and 7,881 shares held by Barbara Koffman, as to all of such shares Mr. Koffman disclaims any beneficial interest. Also includes Option
      Plan options to purchase 2,500 shares, and 5,000 shares issuable upon the exercise of warrants purchased in the Public Offering.
(9)   Consists of Non-Plan Options to purchase 9,851 shares and Option
      Plan options to purchase 2,500 shares.
(10)  Consists of Non-Plan Options to purchase 9,851 shares and Option
      Plan options to purchase 2,500 shares. Also includes 490 shares issuable upon the exercise of warrants in the Public Offering.
(11) Includes an aggregate of 141,499 shares of Common Stock issuable upon the exercise of Option Plan options, Non-Plan Options, Private Warrants and warrants purchased in the Public Offering.

Item 12.  Certain Relationships and Related Transactions

	Upon incorporation of the Company in New York in September 1993, Dr. Geoffrey Burnham and Theodore Konopelski, the Company's founders, purchased 374,331 and 354,630 shares of Common Stock respectively, for a purchase price of $19,000 and $18,000, respectively, some of which shares were subsequently transferred by them to other related entities or individuals. In addition, in November 1995, Dr. Burnham and Mr. Konopelski each transferred 22,693 of these shares back to the Company, for no consideration, in order for the Company to then reissue such shares to another individual in settlement of all outstanding claims for services rendered by such individual on behalf of the Company prior to its incorporation.

	In connection with the December 1994 Placement, Dr. Burnham, in March 1995, and Mr. Konopelski, in April 1995, each purchased an aggregate of 4,925 shares of Common Stock and 4,925 Private Warrants for an aggregate purchase price of $10,000 each.

	In June and July 1995, Thomas J. Marquez bought a total of 354,632 shares of Common Stock from the Company in a private placement for an aggregate price of $900,000. Pursuant to such purchase, Mr. Marquez became a principal shareholder of the Company.

	Any future transactions, if any, between the Company and its officers, directors and/or greater than 5% shareholders will continue to be on terms no less favorable to the Company than could be obtained from independent third parties and will be approved by a majority of the independent, disinterested directors of the Company.

                                 SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


April 29, 1997

                                 SEMICONDUCTOR LASER INTERNATIONAL
                                 CORPORATION


                                 By: /s/ Geoffrey T. Burnham
                                    __________________________________
                                      Geoffrey T. Burnham, Chairman of
                                        the Board, President and Chief
                                        Executive Officer (principal
                                        executive officer)




     In accordance with the requirements of the Exchange Act, this Report has been signed by the following persons in the capacities and on the dates stated.

           Signature                       Title                 Date
----------------------------    ---------------------          --------


/s/ Geoffrey T. Burnham
------------------------------  Chairman of the Board,       April 29, 1997
    Geoffrey T. Burnham         President and Chief
                                Executive Officer
                                (principal executive
                                officer)
/s/ Susan M. Burnham
------------------------------  Vice President, Treasurer    April 29, 1997
    Susan M. Burnham            and Director


/s/ Nicholas L. Prioletti, Jr.
------------------------------  Chief Financial Officer      April 29, 1997
    Nicholas L. Prioletti, Jr.  (principal financial and
                                accounting officer)


----------------------------    Director                     April   , 1997
    David L. Koffman


/s/ Brian J. Thompson
----------------------------    Director                     April 29, 1997
    Brian J. Thompson


/s/ George W. Barrett
----------------------------    Director                     April 29, 1997
    George W. Barrett



----------------------------    Director                     April   , 1997
    Theodore W. Konopelski