Form 10QSB
period 1997-03-31
SEMICONDUCTOR LASER INTERNATIONAL CORP
filed 1997-05-12
CIK 921445

                         SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549


                                 --------------------

                                     FORM 10-QSB

(Mark one)
[x] Quarterly Report under section 13 or 15(d) of the Securities Exchange Act of 1934

                       For the quarter ended March 31, 1997

[ ] Transition Report under section 13 or 15(d) of the Securities Exchange Act of 1934

                              Commission File No. 0-27908

                      Semiconductor Laser International Corporation
  ------------------------------------------------------------------------
       (Exact Name of Small Business Issuer as Specified in its Charter)

             New York                                    16-1446679
----------------------------------------              -------------------
(State or other Jurisdiction of                         (I.R.S. Employer
Incorporation or Organization)                         Identification No.)

15 Link Drive, Binghamton, New York                          13904
----------------------------------------              -------------------
(Address of principal executive offices)                   (Zip code)

Registrant's telephone number, including area code: (607) 722-3800

     Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for a shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

               Yes    [x]                        No    [ ]

     As of May 1, 1997, there were outstanding 3,530,868 shares of the issuers common stock, par value $.01 per share.

Transitional Small Business Disclosure Format

               Yes    [ ]                        No    [x]

                         Part I. Financial Information

Item 1. Financial Statements


                   Semiconductor Laser International Corporation
                         (A Development Stage Enterprise)

                                   Balance Sheet

                                                   December 31,      March 31,
                                                       1996            1997
                                                                    (unaudited)
                                                   ------------     ------------
Assets
Current assets
  Cash and cash equivalents                       $  4,266,168     $  3,159,974
  Accounts Receivable, net of allowance for
   doubtful accounts of $25,000 and $25,000,
   respectively                                         61,047           73,492
  Inventory                                              6,316           29,815
                                                   ------------     ------------
                  Total current assets               4,333,531        3,263,281

Property, plant and equipment, net                   3,035,929        2,461,819
Intangible assets, net                                   1,348            1,180
Deposits and other assets                              655,928          623,407
                                                   ------------     ------------
                  Total assets                    $  8,026,736     $  6,349,687
                                                   ============     ============

Liabilities and Shareholders' Equity
Current liabilities
  Accounts payable                                $  1,142,272     $    514,681
  Accrued expenses and other liabilities                92,199           43,645
  Current portion of long-term debt                     25,948           31,800
                                                   ------------     ------------
                  Total current liabilities          1,260,419          590,126

Long-term debt                                         809,926          827,170
Accrued royalty payments                               100,000          100,000
                                                   ------------     ------------
                  Total liabilities                  2,170,345        1,517,296
                                                   ------------     ------------
Commitments and contingencies (Note 6)

Shareholders' Equity
Common stock, $.01 par value, 20,000,000 shares
 authorized, 3,409,607 issued and outstanding
 at December 31, 1996, and 3,530,838 issued and
 outstanding at March 31, 1997                          34,096           35,308
Common stock issuable                                1,123,438           51,250
Treasury stock                                        (248,241)        (248,241)
Additional paid-in capital                          10,081,464       11,152,436
Deficit accumulated during the development stage    (5,134,366)      (6,158,362)
                                                   ------------     ------------
                  Total Shareholders' Equity         5,856,391        4,832,391
                                                   ------------     ------------
                  Total liabilities and
                    Shareholders' Equity          $  8,026,736     $  6,349,687
                                                   ============     ============

                  See accompanying notes to financial statements

                  Semiconductor Laser International Corporation
                        (A Development Stage Enterprise)

                             Statement of Operations

                                        Three Months Ended
                                             March 31,           Cumulative
                                         1996         1997      From Inception
                                      (unaudited)  (unaudited)    (unaudited)
                                      -----------  -----------  --------------
Operating expenses:

Research and development expenses     $    83,320  $   508,816  $   2,948,674
General and administrative expenses       304,470      558,669      3,117,844
Royalties                                                             100,000
                                       ----------   ----------   ------------
         Loss from operations             387,790    1,067,485      6,166,518

Interest income                            17,187       43,489        313,457
                                       ----------   ----------   ------------
         Loss before extraordinary
           item                           370,603    1,023,996      5,853,061

Extraordinary loss on the early
  extinguishment of debt                  305,301        -            305,301
                                       ----------   ----------   ------------
         Net loss after extraordinary
           item                       $   675,904    1,023,996      6,158,362
                                       ==========   ==========   ============
Net loss per share

        Loss before extraordinary
           item                          $  (0.20)    $  (O.29)      $  (1.68)
        Extraordinary item                  (0.17)          -           (0.09)
                                          -------      -------        -------
Net loss                                 $  (0.37)    $  (0.29)      $  (1.77)
                                          =======      =======        =======

Weighted average shares outstanding     1,831,426    3,481,495      3,481,495
                                        =========    =========      =========




                  See accompanying notes to financial statements

                  Semiconductor Laser International Corporation
                        (A Development Stage Enterprise)

                            Statement of Cash Flows

                                            Three Months Ended
                                                 March 31,           Cumulative
                                             1996         1997      From Inception
                                          (unaudited)  (unaudited)    (unaudited)
                                          -----------  -----------  --------------
Cash flows from operating activities:
Net loss                                  $  (675,904) $(1,023,996) $ (6,158,362)
Adjustments to reconcile net loss to
  net cash used in operating
  activities:
   Depreciation                                11,033       25,194       126,091
   Expenses settled through the
     issuance of common stock                                          1,254,590
   Amortization of debt discount               51,585                     64,699
   Amortization of deferred expenses                        23,294        23,294
   Extraordinary loss on early
     extinguishment of debt                   305,301                    305,301
   Gain on sale of equipment                               (17,364)      (17,364)
Change in assets and liabilities:
   (Increase)decrease in accounts
     receivable, net                          (12,835)     (12,445)      (73,492)
   Decrease (increase)in inventory               (740)     (23,499)      (29,815)
   (Increase) decrease in deposits
     and other assets                                     (333,040)     (449,096)
   (Increase) decrease in deferred
     financing costs                          134,431
   Increase (decrease) in accounts
     payable                                  103,492      151,119     1,239,391
   Increase(decrease) in accrued
     expenses and other liabilities            63,950      (48,554)       43,645
   Increase in accrued royalty
     payments                                                            100,000
                                           -----------  -----------   -----------
Net cash used in operating activities         (19,687)  (1,259,291)   (3,517,118)
                                           -----------  -----------   -----------
Cash flows from investing activities:
Purchase of plant, property and
   equipment                                  (30,969)  (2,546,855)   (6,906,531)
Sale of equipment                                        2,676,855     3,572,461
Increase in intangible assets                                             (3,370)
                                           -----------  -----------   -----------
Net cash provided from (used for)
   investing activities                       (30,969)     130,000    (3,337,440)
                                           -----------  -----------   -----------
Cash flows from financing activities
Proceeds from long-term debt                  455,000       31,306     1,573,975
Payments on long-term debt                   (838,789)      (8,209)     (840,005)
Issuance of common stock, net of
   expenses                                 7,323,985                  9,280,562
                                           -----------  -----------   -----------
Net cash provided by financing
   activities                               6,940,196       23,097    10,014,532
                                           -----------  -----------   -----------
Net (decrease) increase in cash, cash
   equivalents and restricted cash          6,889,540   (1,106,194)    3,159,974
Cash, cash equivalents and restricted
   cash at beginning of period                531,042    4,266,168
                                           -----------  -----------   -----------
Cash, cash equivalents and restricted
   cash at end of period                  $ 7,420,582  $ 3,159,974   $ 3,159,974
                                           ===========  ===========   ===========



                  See accompanying notes to financial statements

                  Semiconductor Laser International Corporation
                        (A Development Stage Enterprise)


                          Notes to Financial Statements
                                  March 31, 1997



1. Organization

   Semiconductor Laser International Corporation ( the "Company") was incorporated in New York State on September 21, 1993 (inception) to produce high power semiconductor diode laser wafers and bars ("HPDLs) and to market these products worldwide.

   The Company's primary activities since incorporation as a development stage enterprise had been research and development, business planning, raising capital, and constructing and equipping its manufacturing facility. The Company had previously relied on facilities provided through the Wright Cooperative Research and Development Agreement (CRDA) with the U.S. Air Force for the development and quality control testing of its HPDLs. The Company has since completed the construction of its manufacturing facility in Binghamton, New York where it is conducting all activities.

   Production of the Company's products has begun at the Company's new facility in Binghamton, New York.

2. Basis of Presentation

   The accompanying unaudited financial statements have been prepared by the Company. Certain information and footnote disclosures normally included in financial statements prepared in conformity with generally accepted accounting principles have been condensed or omitted. In the opinion of the Company's management, the disclosures made are adequate to make the information presented not misleading, and the financial statements contain all adjustments necessary to present fairly the financial position as of March 31, 1997, and the results of operations and cash flows for the three months ended March 31, 1997 and 1996. The results of operations for the three months ended March 31, 1997 are not necessarily indicative of the results to be expected for the full year.

3. Summary of Significant Accounting Policies

   Use of Estimates

   The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenue and expenses during the period. Actual results could differ from those estimates.

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

   Deferred Financing Costs

   Costs incurred in the preparation of the Company's initial public offering were deferred and offset against the proceeds received from the offering

   Depreciation and Amortization

   Property plant and equipment are recorded at cost and depreciated over the assets' estimated useful lives ranging from three to thirty years. Depreciation is computed using the straight line method for financial reporting and the modified accelerated cost recovery system for income tax purposes. Expenditures for major renewals and betterments that extend the useful lives of the property and equipment are capitalized. Expenditures for maintenance and repairs are charged to expense as incurred.

   Intangible assets are amortized using the straight-line method over five years.

   Research and Development

   Research and development costs are expensed as incurred. Included in research and development expenses are costs related to the development of prototypes of $508,816 for the period ended March 31, 1997.

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

   Net Loss Per Share

   Net loss per share is computed using the weighted average number of common shares outstanding and dilutive common share equivalents. Common shares issued, and options and warrants granted, by the Company during the twelve months preceding the initial public offering have been included in the calculation of common and common equivalent shares outstanding as if they were outstanding for all periods presented using the Treasury Stock method and an initial public offering price of $5.00 per share. Options and warrants granted before the aforementioned twelve-month period and subsequent to the Company's initial public offering have been included in the calculation of common and common equivalent shares outstanding when dilutive.

   In February 1997, the Financial Accounting Standards Board issued Statement of Accounting Standards No. 128, "Earnings per Share"
   ("FAS 128"), which requires the presentation of basic earnings per share in financial statements for reporting periods ending subsequent to December 15, 1997. Early adoption of FAS 128 is not permitted. The adoption of FAS 128 is not expected to have a material impact on the Company's financial statements.

   As of March 31,1997, the Company had outstanding warrants and options to purchase 1,948,000 and 174,659 shares of Common Stock, respectively, which are not included in the calculation of earnings per share for the three months ended March 31, 1997, and would not be included in such calculation under the guidance prescribed by FAS 128, due to the anti-dilutive nature of these instruments.

4. Inventories

   Inventories at March 31, 1997 and December 31, 1996 consist solely of raw materials and supplies. As the company is not in full production and continues to be in the development stage, the cost of prototypes, including the cost of raw materials and subcontracted labor costs, has been charged to research and development expenses.

5. Plant, Property and Equipment

   During the period ended March 31, 1997 the Company completed the construction and equipping of its manufacturing facility. In 1996, the Company entered into a master sale and leaseback agreement designed to cover the majority of its manufacturing equipment. In connection therewith, the Company sold approximately $3,600,000 of equipment purchased since June 1996. The Company is currently leasing such over a four year period at a cost of approximately $90,000 per month.

6. Commitment, Contingencies and Other Matters

   Operating Leases

   In October 1996, the Company entered into a master equipment lease agreement with FINOVA Technology Finance, Inc. ("FINOVA"). The agreement provides for the sale and leaseback by the Company of up to $3,850,000 of equipment, furnishings and fixtures. As part of the consideration for the agreement, the Company issued a warrant certificate for 58,334 warrants, entitling FINOVA to purchase a corresponding number of shares of the Company's Common Stock at $5.00 per share. The warrants cannot be assigned, sold, transferred or otherwise disposed of prior to February 27, 1998. The warrants are currently exercisable and have been valued at $167,710 and are being amortized over the term of the lease.

   Rent expense under non-cancellable operating leases, including the FINOVA leases, was $197,959 for the three months ended March 31,1997.

   Future minimum payments under non-cancellable operating leases, including the FINOVA lease agreement, at March 31, 1997, are as follows:


                                 Year ending
                                 December 31,      Commitment
                                -------------     -------------
                                    1997           $  796,000
                                    1998            1,009,000
                                    1999            1,009,000
                                    2000            1,009,000
                                    2001              213,000
                                                  -------------
                                                   $4,036,000
                                                  =============


   Litigation

   The Company is currently engaged in a dispute with Theodore Konopelski ("Konopelski"), a director and former employee and officer of the Company The dispute involves the termination of Konopelski's employment for cause. An arbitration proceeding was instituted by Konopelski in Syracuse, New York challenging his termination under his employment contract. Konopelski is seeking damages in the aggregate of $500,000. The arbitration is in process and the Company believes the termination was proper and that no amount should be awarded to Konopelski.
   Subsequent to the commencement of the arbitration, the Company brought an action against Konopelski in the New York Supreme Court (Broome County) alleging violation by Konopelski of his obligations under the terms of a non-disclosure agreement between Konopelski and the Company. The Court issued a temporary restraining order barring Konopelski from making any disclosures or using confidential information or trade secrets. The restraining order remains in effect.

   The Company believes it will prevail in the arbitration as well as in all matters with respect to the enforcement of Konopelski's non-disclosure obligations. Konopelski has also alleged that he ceased to be a director on August 4, 1996 by virtue of his removal from the Company.
   The Company maintains that Konopelski was removed as an officer and employee and that if he chooses not to consider himself as a director, it is his choice alone.

Item 2.  Managements Discussion and Analysis

   The following information should be read in conjunction with the unaudited financial statements included herein. See Item 1.

OVERVIEW

The Company's future results of operations and the other forward looking statements contained in this discussion involve a number of risks and uncertainties. In addition to the factors discussed below are other factors that could cause actual results to differ materially such as business conditions, growth in the industry and the general economy.

The Company has begun the production of its products at the Company's new production facility in Binghamton, New York. Since its inception in 1993, the Company had been engaged primarily in research and development, business and financial planning, recruitment of key management and technical personnel, raising capital to fund operations and the development of its HPDL prototypes. As a result, the Company has not generated any significant product sales through March 31, 1997. The Company has completed the construction and equipping of the first phase of its manufacturing facility and has begun production of its products and the generation of sales revenues. The Company also continues to secure licensing agreements for the production, marketing and sale of technologically improved products which complement its product line.

RESULTS OF OPERATIONS

Three months ended March 31, 1997, compared to three months ended March
31, 1996.

The Company is not reflecting sales or revenues during the periods as during each period the Company was considered a development stage enterprise. Revenues realized from sales and the costs associated therewith have been offset against research and development expenses.

Research and development expenditures were $508,816 for the three months ended March 31, 1997 as compared to $83,320 for the three months ended
March 31, 1996. The increase of approximately $426,000 is primarily associated with increased spending on labor, materials, subcontract work and equipment costs associated with the development and refinement of the Company's product line. Subsequent to March 31, 1996, the Company began to increase staffing and expenditure levels to meet its production goals, such increased activity leading to the higher level of research and development expense.

General and administrative expenses were $558,669 for the three months ended March 31, 1997 as compared to $304,470 for the same period in 1996.
The increase of approximately $254,000 is associated with increases in medical and general insurances relating to a greater number of employees and increased property values associated with the construction of the Company's manufacturing facility ($7,400), increases in marketing activities, principally advertising and trade shows ($100,000), increases in payroll costs attributable to higher employee levels ($37,700), increases in professional fees associated with litigation, patent activity and public relation activities ($95,000), increases in state taxes, real estate taxes and utility costs in connection with the Company's Delaware subsidiary and its new manufacturing facility ($33,000), increased depreciation related to increased plant and equipment investment ($3,000) and a net decrease in other costs approximating $22,000. On an overall basis, absent increased legal costs associated with litigation, general and administrative costs increased as a result of the Company achieving the commercial production of its products.

Interest income increased approximately $26,000 as a result of higher levels of invested cash. The higher levels of cash are associated with the Company's initial public offering in March 1996.

The extraordinary loss of $305,301 recognized for the three month period ended March 31, 1996 resulted from the early retirement of debt associated with the bridge financing undertaken in the first quarter of 1996.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash requirements have been significant but are expected to moderate through 1997. The Company's cash and cash equivalents at March 31, 1997 were $3,159,974 as compared to $4,266,168 at December 31, 1996, a decrease of $1,106,194 for the period ended March 31, 1997.

The net cash used in operating activities for the three month period ended March 31, 1997 of $1,259,291 was used to fund the operating loss of $1,023,996 and net changes in other working capital of $266,419, offset by net non-cash expenditures of $31,124.

Net cash provided by investing activities of $130,000 is primarily the result of the sale and leaseback transaction entered into with FINOVA and the timing of the same.

Although cash expenditures have been significant over the period, the Company expects such expenditures to decrease as a result of a relative decrease in future requirements associated with start up activities both operationally and from a facility and equipment standpoint.

                          PART II. - OTHER INFORMATION

Item 1. Legal Proceedings.

     The Company is involved in litigation described in Note 6 in the financial statements. This litigation does not involve more than 10% of the Company's assets


Item 2. Change in Securities.

     None


Item 3. Defaults Upon Senior Securities.

     None


Item 4. Submission of Matters to a Vote of Security Holders.

     None


Item 5. Other Information.

     None


Item 6. Exhibits and Reports on Form 8-K.

         (a)   Exhibits.

               No. 11   Statement re: Computation of Weighted Average
                          Shares Outstanding

               No. 27   Financial Data Schedule

         (b)   Reports on Form 8-K.

                     None

                                 SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.


                    Semiconductor Laser International Corporation
                    ---------------------------------------------
                                     (Registrant)



Date: May 9, 1997                    By:/s/ Geoffrey T Burnham
                                        ----------------------------
                                        Geoffrey T. Burnham
                                        Chairman, President and
                                          Chief Executive Officer


Date: May 9, 1997                    By:/s/ Nicholas L.Prioletti, Jr.
                                        -----------------------------
                                        Nicholas L. Prioletti, Jr.
                                        Chief Financial Officer,
                                          Principal Financial Officer
                                          and Principal Accounting
                                          Officer