Form 10QSB
period 1997-06-30
SEMICONDUCTOR LASER INTERNATIONAL CORP
filed 1997-08-14
CIK 921445

                         SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549


                                 --------------------

                                     FORM 10-QSB

(Mark one)
[x] Quarterly Report under section 13 or 15(d) of the Securities Exchange Act of 1934

                       For the quarter ended June 30, 1997

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

               Yes    [x]                        No    [ ]

     As of August 1, 1997, there were outstanding 3,570,242 shares of the issuers common stock, par value $.01 per share.

Transitional Small Business Disclosure Format

               Yes    [ ]                        No    [x]

                         Part I. Financial Information

Item 1. Financial Statements


                   Semiconductor Laser International Corporation


                                   Balance Sheet

                                                   December 31,      June 30,
                                                       1996            1997
                                                                    (unaudited)
                                                   ------------     ------------
Assets
Current assets
  Cash and cash equivalents                       $  4,266,168     $  1,595,674
  Accounts Receivable, net of allowance for
   doubtful accounts of $25,000 and $25,000,
   respectively                                         61,047          186,070
  Inventory                                              6,316           17,301
                                                   ------------     ------------
                  Total current assets               4,333,531        1,799,045

Property, plant and equipment, net                   3,035,929        2,699,274
Intangible assets, net                                   1,348            1,011
Deposits and other assets                              655,928          599,416
                                                   ------------     ------------
                  Total assets                    $  8,026,736     $  5,098,746
                                                   ============     ============

Liabilities and Shareholders' Equity
Current liabilities
  Accounts payable                                $  1,142,272     $    635,209
  Accrued expenses and other liabilities                92,199           38,975
  Current portion of long-term debt                     25,948           32,344
                                                   ------------     ------------
                  Total current liabilities          1,260,419          706,528

Long-term debt                                         809,926          818,866
Accrued royalty payments                               100,000          100,000
                                                   ------------     ------------
                  Total liabilities                  2,170,345        1,625,394
                                                   ------------     ------------
Commitments and contingencies (Note 6)

Shareholders' Equity
Common stock, $.01 par value, 20,000,000 shares
 authorized, 3,409,607 issued and outstanding
 at December 31, 1996, and 3,540,689 issued and
 outstanding at June 30, 1997                           34,096           35,407
Common stock issuable                                1,123,438           51,250
Treasury stock                                        (248,241)        (248,241)
Additional paid-in capital                          10,081,464       11,152,830
Accumulated deficit                                 (5,134,366)      (7,517,894)
                                                   ------------     ------------
                  Total Shareholders' Equity         5,856,391        3,473,352
                                                   ------------     ------------
                  Total liabilities and
                    Shareholders' Equity          $  8,026,736     $  5,098,746
                                                   ============     ============

                  See accompanying notes to financial statements

                  Semiconductor Laser International Corporation


                             Statement of Operations

                                        Three Months Ended             Six Months Ended
                                             June 30,                       June 30,
                                         1996         1997            1996             1997
                                      (Unaudited)  (Unaudited)      (Unaudited)     (Unuadited)
                                      -----------  -----------     -------------   -------------

Sales                                 $    -       $   178,528     $     -         $     178,528

Cost of Sales                              -          (353,577)          -              (353,577)
                                       ----------   ----------      ------------    ------------
     Gross Profit                                     (175,049)                         (175,049)

Operating expenses:

Research and development expenses         166,128        5,710           249,448         514,526
Selling general and administrative
    expenses                              275,121    1,211,161           579,591       1,770,223
                                       ----------   ----------      ------------    ------------
         Total operating expenses         441,249    1,216,871           829,039       2,284,759
                                       ----------   ----------      ------------    ------------

         Loss from operations             441,249    1,391,920           829,039       2,459,808

Interest income                            86,666       32,790           103,853          76,280
                                       ----------   ----------      ------------    ------------
         Loss before extraordinary
           item                           354,583    1,359,130           725,186       2,383,528

Extraordinary loss on the early
  extinguishment of debt                    -            -               305,301           -
         Net loss after extraordinary
           item                       $   354,583  $ 1,359,130     $   1,030,487   $   2,383,528
                                       ==========   ==========      ============    ============
Net loss per share

        Loss before extraordinary
           item                          $  (0.11)    $  (.39)          $  (0.28)       $  (0.68)
        Extraordinary item                    -           -                (0.12)            -
                                          -------      -------           -------         -------
Net loss                                 $  (0.11)    $  (.39)          $  (0.40)       $  (0.68)
                                          =======      =======           =======         =======

Weighted average shares outstanding     3,293,850    3,500,030         2,548,206       3,491,483
                                        =========    =========         =========       =========




                  See accompanying notes to financial statements

                  Semiconductor Laser International Corporation

                            Statement of Cash Flows

                                            Three Months Ended                 Six Months Ended
                                                 June 30,                          June 30,
                                             1996          1997             1996            1997
                                          (unaudited)   (unaudited)      (unaudited)     (Unaudited)
                                          ------------  ------------   -------------   -------------
Cash flows from operating activities:
Net loss                                  $  (354,583)  $(1,359,130)   $ (1,030,487)   $ (2,383,528)
Adjustments to reconcile net loss to
  net cash used in operating
  activities:
   Depreciation                                14,863        34,153          25,896          59,347
   Amortization of debt discount                                             51,585
   Amortization of deferred expenses                                                         23,294
   Extraordinary loss on early
     extinguishment of debt                                                 305,301
   Gain on sale of equipment                                                                (17,364)
Change in assets and liabilities:
   (Increase)decrease in accounts
     receivable, net                          (3,950)      (112,579)        (16,785)       (125,024)
   Decrease (increase)in inventory            (7,921)        12,514          (8,661)        (10,985)
   (Increase) decrease in deposits
     and other assets                         (8,910)        23,991          (8,910)       (309,049)
   (Increase) decrease in deferred
     financing costs                                                        134,431
   Increase (decrease) in accounts
     payable                                  (55,647)      120,528          47,845         271,647
   Increase(decrease) in accrued
     expenses and other liabilities          (115,010)       (4,670)        (51,060)        (53,224)
   Increase in accrued royalty
     payments
                                           -----------   -----------     -----------     -----------
Net cash used in operating activities        (531,158)   (1,285,193)       (550,845)     (2,544,886)
                                           -----------   -----------     -----------     -----------
Cash flows from investing activities:
Purchase of plant, property and
   equipment                                 (308,935)     (271,838)       (339,904)     (2,818,291)
Sale of equipment                                                                         2,676,855
Increase in intangible assets
                                           -----------   -----------     -----------     -----------
Net cash provided from (used for)
   investing activities                      (308,935)     (271,838)       (339,904)       (141,436)
                                           -----------   -----------     -----------     -----------
Cash flows from financing activities
Proceeds from long-term debt                                                455,000          31,306
Payments on long-term debt                    (20,434)       (7,762)       (859,223)        (15,971)
Issuance of common stock, net of
   expenses                                   243,457           493       7,567,442             493
                                           -----------   -----------     -----------     -----------
Net cash provided by financing
   activities                                 223,023        (7,269)      7,163,219          15,828
                                           -----------   -----------     -----------     -----------
Net (decrease) increase in cash, cash
   equivalents and restricted cash           (617,070)   (1,564,300)      6,272,470      (2,670,494)
Cash, cash equivalents and restricted
   cash at beginning of period              7,420,582     3,159,974         531,042       4,266,168
                                           -----------   -----------     -----------     -----------
Cash, cash equivalents and restricted
   cash at end of period                  $ 6,803,512   $ 1,595,674     $ 6,803,512     $ 1,595,674
                                           ===========   ===========     ===========     ===========




                  See accompanying notes to financial statements

                  Semiconductor Laser International Corporation


                          Notes to Financial Statements
                                  June 30, 1997



1. Organization

   Semiconductor Laser International Corporation (the "Company") was incorporated in New York State on September 21, 1993 to produce high power semiconductor diode laser wafers and bars ("HPDLs") and to market these products worldwide.

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

   Production of the Company's products has begun at the Company's new facility in Binghamton, New York. Effective April 1, 1997 the Company is no longer considered a development stage enterprise. As a result, the accompanying financial statements are presented on the same basis as those of fully operating enterprises.

2. Basis of Presentation

   The accompanying unaudited financial statements have been prepared by the Company. Certain information and footnote disclosures normally included in financial statements prepared in conformity with generally accepted accounting principles have been condensed or omitted. In the opinion of the Company's management, the disclosures made are adequate to make the information presented not misleading, and the financial statements contain all adjustments necessary to present fairly the financial position as of June 30, 1997 and the results of operations and cash flows for the three and six month periods ended June 30,1997 and 1996. The results of operations for the three and six month periods ended
   June 30,1997 are not necessarily indicative of the results to be expected for the full year.

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

   Research and Development

   Research and development costs are expended as incurred. Included in research and development expenses are costs related to the development of prototypes of $508,816 for the six month period ended June 30, 1997.

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

   As of June 30, 1997, the Company had outstanding warrants and options to purchase 2,176,334 and 163,308 shares of Common Stock, respectively, which are not included in the calculation of earnings per share for the three and six month periods ended June 30, 1997, and would not be included in such calculation under the guidance prescribed by FAS 128, due to the anti-dilutive nature of these instruments.


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

   Rent expense under non-cancellable operating leases, including the FINOVA leases, was $459,455 for the six months ended June 30,1997.

   Future minimum payments under non-cancellable operating leases, including the FINOVA lease agreement, at June 30, 1997, are as follows:


                                 Year ending
                                 December 31,      Commitment
                                -------------     -------------
                                    1997           $  535,000
                                    1998            1,009,000
                                    1999            1,009,000
                                    2000            1,009,000
                                    2001              213,000
                                                  -------------
                                                   $3,775,000
                                                  =============


   Litigation

   The Company is currently engaged in a dispute with Theodore Konopelski ("Konopelski"), a former director, employee and officer of the Company. The dispute involves the termination of Konopelski's employment for cause. An arbitration proceeding was instituted by Konopelski in Syracuse, New York challenging his termination under his employment contract. Konopelski is seeking damages in the aggregate of $500,000.
   The arbitration is in process and the Company believes the termination was proper and that no amount should be awarded to Konopelski.
   Subsequent to the commencement of the arbitration, the Company brought an action against Konopelski in the New York Supreme Court (Broome
   County) alleging violation by Konopelski of his obligations under the terms of a non-disclosure agreement between Konopelski and the Company. The Court had issued a temporary restraining order barring Konopelski from making any disclosures or using confidential information or trade secrets. Subsequently, the Court ruled that the issue of the non-disclosure agreement was not in their jurisdiction and rescinded the temporary restraining order and referred the issue of the non-disclosure agreement to the arbitration process.

   Mr. Konopelski was not proposed for reelection as a director and was not reelected as a director of the Company at the Annual Meeting of Stockholders held on June 20, 1997.

   The Company believes it will prevail in the arbitration as well as in all matters with respect to the enforcement of Konopelski's non-disclosure obligations.

Item 2. Managements Discussion and Analysis of Financial Condition and Results of Operations

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

  The Company has begun the production of its products at its new facility in Binghamton, New York. Since its inception in 1993, the Company had been engaged primarily in research and development, business and financial planning, recruitment of key management and technical personnel, raising capital to fund operations and the development of its HPDL prototypes. As a result, the Company has not generated any significant product sales through March 31, 1997. The Company has completed the construction and equipping of the first phase of its manufacturing facility and has begun production of its products and the generation of sales revenues. The Company also continues to secure licensing and other agreements for the production, marketing and sale of technologically improved products which complement its product line.

  As of August 1, 1997, the Company's orders backlog approximated $4,000,000.

 RESULTS OF OPERATIONS

  Three months ended June 30, 1997, compared to three months ended June 30, 1996.

  Effective April 1, 1997, the Company is no longer considered to be in the Development Stage Enterprise. During the period in which the Company was considered a Development Stage enterprise, sales and the costs associated therewith were insignificant and were offset against research and development expenses.

  Sales were $179,000 compared to $0 for the same period in the prior year primarily the result of increasing commercial production during the three months ended June 30, 1997. Sales from prototypes in the same period in the prior year were insignificant and were offset against research and development expenses.

  Cost of Sales, which includes materials, production labor and certain overheads was $354,000 compared to $0 for the same period in the prior year. The increase is primarily associated with increased levels of labor and materials associated with the production process. Cost of sales levels are expected to exceed sales levels until sales levels commensurate with production capacity are achieved. It is currently expected that such levels will be achieved during the fourth quarter of 1997.

  Research and development expenditures were $5,710 for the three months ended June 30, 1997 as compared to $166,128 for the three months ended June 30, 1996. The decrease of approximately $160,000 is primarily associated with labor, materials and subcontract work being reflected as cost of sales where previously such costs were charged to research and development. Pure research and development expenditures were lower as a result of a concentration of resources on the production process.

  Selling, general and administrative expenses were $ 1,211,161 for the three months ended June 30, 1997 as compared to $275,121 for the same period in 1996, an increase of approximately $936,000. The increase is attributable to increased levels of employment, increased levels of employee benefits and overheads associated with higher levels of employment, increased levels of marketing expenses associated with the sales effort, increased legal and professional fees associated with ongoing litigation and patent activities, increased equipment leasing expenses, increased depreciation, increased utility costs and increases in expendable supplies.

  Interest income was $32,790 for the three months ended June 30, 1997, a decrease of approximately $54,000. The decrease is attributable to lower levels of invested cash during the three months period ended June 30,1997.


  Six months ended June 30, 1997 compared to six months ended June 30, 1996.

  Increases in sales ($178,828) and increases in cost of sales ($353,577) are attributable to increased commercial production during the period. In the six months ended June 30, 1996, sales of prototype products were insignificant and were reported as a reduction of research and development expenses.

  Research and development expenses for the six month period ended June 30, 1997 were $514,526 as compared to $249,448 for the six month period ended June 30, 1996, an increase of approximately $265,000. This increase is primarily attributable to increased levels of research and development activities during the first quarter of 1997, offset by the the concentrated effort on production versus research activities.

  Selling, general and administrative expenses increased approximately $1,500,000 for the six months ended June 30, 1997 as compared to the six months ended June 30, 1996 as a result of increased levels of employment, increased employee benefits and overhead associated with increased number of employees, increased insurance as a result of increased investment in capital assets, increased marketing expenses associated with the sales effort, increased professional fees associated with ongoing litigation, patent activities and ongoing requirements associated with reporting as a public Company, increased lease expenses associated with increased levels of leased equipment and increases in utility costs and depreciation associated with the Company's new production facility.

  Interest income decreased approximately $27,000 as a result of lower levels of cash available for investment purposes.

  The loss associated with the early extinguishment of debt decreased as a result of a non-recurrence of the event giving rise to such loss.


LIQUIDITY AND CAPITAL RESOURCES

  The Company's cash requirements have been significant and are expected to remain significant. The Company's cash and cash equivalents at June 30, 1997 were $1,595,674 as compared to $4,266,168 at December 31, 1996, a decrease of approximately $ 2,671,000 for the six months ended June 30, 1997.

  The net cash used in operating activities for the six month period ended June 30, 1997 was $2,544,886 which funded the operating loss of $2,383,528 and net changes in other working capital of $226,935, and which were offset by net non-cash expenditures of $65,277.

  Net cash used in investing activities of $141,436 was primarily the result of the excess of purchases of property and equipment over that which was sold to and leased back from FINOVA under the terms of that agreement.

  Although cash expenditures have been significant over the period and are expected to increase, additional cash flow is expected to result from full production levels and the increased sales of the Company's products.
  However, the timing of these sales cannot be assured and, based upon present cash levels and projected cash needs, the Company expects to raise additional capital in the near term to meet not only it present working capital requirements but also it needs associated with an expansion of its facilities to meet projected sales demand. The Company believes sources of capital will be available to meet these demands.

                          PART II. - OTHER INFORMATION

Item 1. Legal Proceedings.

     The Company is involved in litigation described in Note 4 in the financial statements. This litigation does not involve more than 10% of the Company's assets


Item 2. Change in Securities.

     None


Item 3. Defaults Upon Senior Securities.

     None


Item 4. Submission of Matters to a Vote of Security Holders.

        (a) The Annual Meeting of Shareholders of Semiconductor Laser International Corporation was held on June 20, 1997

        (b) The following five Directors were elected at the Annual Meeting:

                               Dr. Geoffrey T. Burnham
                               Susan M. Burnham
                               George W. Barrett
                               David L. Koffman
                               Brian J. Thompson

        (c) The vote was as follows for the ratification of Price Waterhouse LLP as the Company's independent Public Accountants:

                          For                   2,883,981
                          Against                   3,000
                          Abstain                  11,550


Item 5. Other Information.

        On July 15, 1997, the Board of Directors ratified the appointment of Mr. Michael P. Murphy, Esq. to the Board Of Directors of Semiconductor Laser International Corporation. Mr. Murphy is a partner in the firm of Arter & Haden and is based in their Washington, D.C. office.


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


                    Semiconductor Laser International Corporation
                    ---------------------------------------------
                                     (Registrant)



  Date:August 14, 1997                 By:/s/ Geoffrey T Burnham
                                          ----------------------------
                                          Geoffrey T. Burnham
                                          Chairman, President and
                                            Chief Executive Officer


  Date: August 14, 1997                By:/s/ Nicholas L.Prioletti, Jr.
                                          -----------------------------
                                          Nicholas L. Prioletti, Jr.
                                          Chief Financial Officer,
                                            Principal Financial Officer
                                            and Principal Accounting
                                            Officer