Form 10QSB
period 1997-09-30
SEMICONDUCTOR LASER INTERNATIONAL CORP
filed 1997-11-06
CIK 921445

                         SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549


                                 --------------------

                                     FORM 10-QSB

(Mark one)
[x] Quarterly Report under section 13 or 15(d) of the Securities Exchange Act of 1934

                    For the quarter ended September 30, 1997

[ ] Transition Report under section 13 or 15(d) of the Securities Exchange Act of 1934

                              Commission File No. 0-27908

                      Semiconductor Laser International Corporation
  ------------------------------------------------------------------------
       (Exact Name of Small Business Issuer as Specified in its Charter)

             New York                                    16-1494566
----------------------------------------              -------------------
(State or other Jurisdiction of                         (I.R.S. Employer
Incorporation or Organization)                         Identification No.)

15 Link Drive, Binghamton, New York                          13904
----------------------------------------              -------------------
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

               Yes    [x]                        No    [ ]

     As of November 1, 1997, there were outstanding 3,570,242 shares of the issuers common stock, par value $.01 per share.

Transitional Small Business Disclosure Format

               Yes    [ ]                        No    [x]

                         Part I. Financial Information

Item 1. Financial Statements


                   Semiconductor Laser International Corporation


                                   Balance Sheet

                                                   December 31,    September 30,
                                                       1996            1997
                                                                    (unaudited)
                                                   ------------     ------------
Assets
Current assets
  Cash and cash equivalents                       $  4,266,168     $    638,104
  Accounts Receivable, net of allowance for
   doubtful accounts of $25,000 and $25,000,
   respectively                                         61,047          237,903
  Inventory                                              6,316          128,870
                                                     ------------     ------------
                  Total current assets               4,333,531        1,005,277

Property, plant and equipment, net                   3,035,929        2,687,732
Intangible assets, net                                   1,348              843
Deposits and other assets                              655,928          602,809
                                                   ------------     ------------
                  Total assets                    $  8,026,736     $  4,296,661
                                                   ============     ============

Liabilities and Shareholders' Equity
Current liabilities
  Accounts payable                                $  1,142,272     $    788,391
  Accrued expenses and other liabilities                92,199           82,413
  Current portion of long-term debt                     25,948           35,485
                                                   ------------     ------------
                  Total current liabilities          1,260,419          906,289

Long-term debt                                         809,926          807,565
Accrued royalty payments                               100,000          100,000
                                                   ------------     ------------
                  Total liabilities                  2,170,345        1,813,854
                                                   ------------     ------------
Commitments and contingencies (Note 6)

Shareholders' Equity
Common stock, $.01 par value, 20,000,000 shares
 authorized, 3,409,607 issued and outstanding
 at December 31, 1996, and 3,570,242 issued and
 outstanding at September 30, 1997                      34,096           35,702
Common stock issuable                                1,123,438           51,250
Treasury stock                                        (248,241)        (248,241)
Additional paid-in capital                          10,081,464       11,154,013
Accumulated deficit                                 (5,134,366)      (8,509,917)
                                                   ------------     ------------
                  Total Shareholders' Equity         5,856,391        2,482,807
                                                   ------------     ------------
                  Total liabilities and
                    Shareholders' Equity          $  8,026,736     $  4,296,661
                                                   ============     ============

                  See accompanying notes to financial statements

                  Semiconductor Laser International Corporation


                             Statement of Operations

                                        Three Months Ended             Nine Months Ended
                                           September 30,                 September 30,
                                         1996         1997             1996             1997
                                      (Unaudited)  (Unaudited)      (Unaudited)     (Unaudited)
                                      -----------  -----------     -------------   -------------

Sales                                 $    -       $   147,916     $     -         $     326,724

Cost of Sales                              -          (517,466)          -              (871,043)
                                       ----------   ----------      ------------    ------------
     Gross Profit                                     (369,550)                         (544,299)

Operating expenses:

Research and development expenses         282,859       30,571           532,307         545,098
General and administrative expenses       393,337      606,220           972,928       2,376,751
Royalties                                  -            -                 43,188          -
                                       ----------   ----------      ------------    ------------
         Total operating expenses         676,196      636,791         1,548,423       2,921,849
                                       ----------   ----------      ------------    ------------

         Loss from operations             676,196    1,006,341         1,548,423       3,466,148

Interest income                            79,339       14,318           183,192          90,597
                                       ----------   ----------      ------------    ------------
         Loss before extraordinary
           item                           596,857      992,023         1,365,231       3,375,551

Extraordinary loss on the early
  extinguishment of debt                    -            -               305,301           -
                                       ----------   ----------      ------------    ------------
         Net loss after extraordinary
           item                       $   596,857  $   992,023     $   1,670,532   $   3,375,551
                                       ==========   ==========      ============    ============
Net loss per share

        Loss before extraordinary
           item                        $  (0.18)    $  (0.28)         $  (0.48)       $  (0.95)
        Extraordinary item                  -             -              (0.11)             -
                                        --------     --------          --------        --------
Net loss                               $  (0.18)    $  (0.28)         $  (0.59)       $  (0.95)
                                        ========     ========          ========        ========

Weighted average shares outstanding     3,387,238    3,569,600         2,834,753       3,541,320
                                        =========    =========         =========       =========




                  See accompanying notes to financial statements

                  Semiconductor Laser International Corporation

                            Statement of Cash Flows

                                                    Nine Months Ended
                                                      September 30,
                                                1996                1997
                                             (Unaudited)         (Unaudited)
                                            -------------       -------------
Cash flows from operating activities:
Net loss                                    $ (1,670,532)       $ (3,375,551)
Adjustments to reconcile net loss to
  net cash used in operating
  activities:
   Depreciation and amortization                  53,985              90,204
   Expenses settled through the
     issuance of common stock                     30,730
   Amortization of debt discount                  51,585
   Amortization of deferred expenses                                  61,341
   Extraordinary loss on early
     extinguishment of debt                      305,301
   Gain on sale of equipment                                         (17,364)
Change in assets and liabilities:
   (Increase)decrease in accounts
     receivable, net                             (32,947)           (176,856)
   Decrease (increase)in inventory                (3,716)           (122,554)
   (Increase) decrease in deposits
     and other assets                           (480,558)           (350,490)
   (Increase) decrease in deferred
     financing costs                             134,431
   Increase (decrease) in accounts
     payable                                     111,953              91,518
   Increase(decrease) in accrued
     expenses and other liabilities              (11,811)             (9,786)
                                              -----------         -----------
Net cash used in operating activities         (1,511,579)         (3,809,538)
                                              -----------         -----------
Cash flows from investing activities:
Purchase of plant, property and
   equipment                                    (844,020)         (2,837,439)
Sale of equipment                                                  3,010,145
                                              -----------         -----------
Net cash provided from (used for)
   investing activities                         (844,020)            172,706
                                              -----------         -----------
Cash flows from financing activities
Proceeds from long-term debt                     455,000              31,306
Payments on long-term debt                      (879,682)            (24,109)
Issuance of common stock, net of
   expenses                                    7,860,472               1,971
                                              -----------         -----------
Net cash provided by financing
   activities                                  7,435,790               9,168
                                              -----------         -----------
Net (decrease) increase in cash, cash
   equivalents and restricted cash             5,080,191          (3,627,664)
Cash, cash equivalents and restricted
   cash at beginning of period                   531,042           4,266,168
                                              -----------         -----------
Cash, cash equivalents and restricted
   cash at end of period                     $ 5,611,233         $   638,504
                                              ===========         ===========



                  See accompanying notes to financial statements

                  Semiconductor Laser International Corporation


                          Notes to Financial Statements
                               September 30, 1997



1. Organization

   Semiconductor Laser International Corporation ( the "Company") was incorporated in New York State on September 21, 1993 (inception), and subsequently reincorporated in Delaware on September 26, 1997, to produce high power semiconductor diode laser wafers and bars ("HPDLs") and to market these products worldwide.

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

   Production of the Company's products has begun at the Company's new facility in Binghamton, New York. Effective April 1, 1997 the Company ceased operating as a development stage enterprise as it began commercial production of its product.

2. Basis of Presentation

   The accompanying unaudited financial statements have been prepared by the Company. Certain information and footnote disclosures normally included in financial statements prepared in conformity with generally accepted accounting principles have been condensed or omitted. In the opinion of the Company's management, the disclosures made are adequate to make the information presented not misleading, and the financial statements contain all adjustments necessary to present fairly the financial position as of September 30, 1997, the results of operations for the three and nine month periods ended September 30,1997 and 1996 ( which are not necessarily indicative of the results to be expected for the full year) and cash flows for the nine month periods ended September 30, 1996 and 1997.

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

   Research and Development

   Research and development costs are expensed as incurred. Included in research and development expenses are costs related to the development of prototypes of $508,816 for the nine month period ended September 30, 1997.

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

   As of September 30,1997, the Company had outstanding warrants and options to purchase 2,176,334 and 135,755 shares of Common Stock, respectively, which are not included in the calculation of earnings per share for the three and nine month periods ended September 30, 1997, and would not be included in such calculation under the guidance prescribed by FAS 128, due to the anti-dilutive nature of these instruments.


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

   Rent expense under non-cancellable operating leases, including the FINOVA leases, was $722,117 for the nine months ended September 30,1997.

   Future minimum payments under non-cancellable operating leases, including the FINOVA lease agreement, at September 30, 1997, are as follows:


                                 Year ending
                                 December 31,      Commitment
                                -------------     -------------
                                    1997           $  267,500
                                    1998            1,009,000
                                    1999            1,009,000
                                    2000            1,009,000
                                    2001              213,000
                                                  -------------
                                                   $3,507,500
                                                  =============


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

   Mr. Konepelski was not proposed for reelection as a Director and was not reelected as a Director of the Company at the annual meeting of Stockholders held on June 20, 1997

   The Company believes it will prevail in the arbitration as well as in all matters with respect to the enforcement of Konopelski's non-disclosure obligations.

   The Company is currently engaged in litigation with a former employee who the Company sought action against relative to a breach of confidentiality and defamation of character. The former employee has responded with a counter claim alleging defamation of character and is seeking $500,000 in damages. The litigations are presently in the discovery stage.
   The Company believes the counter claim is without merit and is rigorously defending such action and that the ultimate outcome of such action will not have a material impact on the financial condition of the Company.

5. Subsequent Events

   October 1997 Private Placement

   On October 27, 1997, the Company completed a private placement of 10 Units, each Unit consisting of 200,000 shares of its Series A 8% Convertible Preferred Stock ("Series A Preferred Stock") for the aggregate purchase price of $3,500,000. Pursuant to the terms of the Private Placement, one half of the purchase price of each Unit was paid on October 27, 1997 with the balance payable on or before the second closing, which is scheduled to occur on December 11, 1997. One half of each Unit has been delivered with the remaining half to be delivered upon payment of the second half of the purchase price. The net proceeds to the Company, after deduction of placement agency fees of $525,000, is estimated to be $2,975,000. The net proceeds of this financing will be used for working capital and general corporate purposes.

   The Series A Preferred Stock underlying the Units are convertible at the option of the holder into Common Stock on a one for one basis prior to December 5, 1997 and, after December 5, 1997, at 70% of the average Market Price of the Company's Common Stock for the five consecutive trading days immediately prior to the conversion date. The market price (the"Market Price") for any such conversion date shall be the closing bid price of the Common Stock on such date as reported by the National Association of Securities Dealers' Automated Quotation System.

   The Company has the right to cause the conversion the Series A Preferred Stock subsequent to the filing and declaration of effectiveness of a registration statement with the Securities and Exchange Commission covering the shares of Common Stock underlying the Series A Preferred Stock and upon 30 days notice to the holders of the Series A Preferred Stock. In such case, the conversion rate would be 70% of the average Market Price of the Company's Common Stock for the five consecutive trading days immediately prior to the conversion date. The Company expects to file a Registration Statement ("the Registration Statement") with the Securities and Exchange Commission covering the aforementioned shares, as well as up to 750,000 shares issuable upon exercise of warrants issued to Marketing Direct Concepts, Inc. ("MDC") (described below) and 55,000 shares issued to attorneys for the Company in payment for certain outstanding legal fees of $96,250 in the aggregate, on or before November 11,1997.

   Any delay in filing the Registration Statement beyond November 11, 1997 would delay on a day for day basis the December 11, 1997 closing date. Also, if such Registration Statement is not effective by February 4, 1998 the Company is required to issue each Unit holder 10,000 shares of Common Stock for each Unit owned and an additional 10,000 shares of Common Stock per Unit owned for each additional 30 day delay in the effectiveness of the Registration Statement beyond February 4, 1998.

   During the twelve month following October 27,1997, the Company has agreed to grant the Placement Agent a fifteen day right of first refusal to obtain equity financing on behalf of the Company on the same terms as are offered by a bona fide third party or third party agent for such financing. The Company has also granted the Placement Agent the option during the ninety day period following December 11, 1997 to have its investors purchase one million additional shares of Common Stock for an aggregate purchase price of $1,750,000 less commissions and expenses estimated at $262,500 payable to the Placement Agent.


   Financial Public Relations Agreement

   The Company has entered into a one year agreement (the"MDC Consulting Agreement") with Marketing Direct Concepts, Inc. ("MDC"), in connection with services related to the October 1997 Private Placement, for ongoing services. Under the MDC Consulting Agreement, the Company will receive a range of public relations services, including the establishment of contact with a number of brokers, the preparation of certain reports, the establishment of a Web site and the arrangement of broker teleconferences.

   In consideration for MDC services, the Company will be obligated to pay a fee of $195,000 plus 40,000 shares of non-registered Common Stock, 150,000 three year Warrants at exercise prices at or above the closing bid price on the Company's Common Stock as of October 27, 1997, and, after the second closing, 600,000 three year Warrants exercisable at $3.4688. It is anticipated that the shares underlying the Warrants issued to MDC will be included in the Registration Statement.

Item 2.  Managements Discussion and Analysis

   The following information should be read in conjunction with the unaudited financial statements included herein. See Item 1.

 OVERVIEW

  Certain statements in this Quarterly Report on Form 10-QSB constitute or may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the"Litigation Reform Act"). The Company desires to avail itself of certain "safe harbor" provisions of the Litigation Reform Act and is therefor including this special note to enable the Company to do so. Forward-looking statements included in this Quarterly Report on Form 10-QSB or hereafter included in other publically available documents filed with the Securities & Exchange Commission (the "Commission"), reports to the Company's stockholders and other publically available statements issued or released by the Company involve known and unknown risk, uncertainties, and other factors which could cause the Company's actual results, performance (financial or operating) or achievements to differ from the future results, performance (financial or operating) or achievements express or implied by such forward-looking statements. Such future results are based upon management's best estimate based upon current conditions and the most recent results of operations. These risks include, but are not limited to, need for additional capital, certain patent and technology considerations, competition and technological changes, government regulations, dependence upon key personnel and other risks detailed in the Company's Commission filings, each of which could adversely affect the Company's business and the accuracy of the forward-looking statements contained herein. Additional information concerning certain risks and uncertainties that would cause actual results to differ materially from those projected or suggested in the forward-looking statements as contained in the Company's filings with the Commission, including those risks and uncertainties discussed in the Company's final Prospectus, dated March 19, 1996, included as part of the Company's Registration Statement on Form S-1 (Reg. No. 333-754), in the Section entitled "Risk Factors".


  The Company has begun the production of its products at its new facility in Binghamton, New York. Since its inception in 1993, the Company had been engaged primarily in research and development, business and financial planning, recruitment of key management and technical personnel, raising capital to fund operations and the development of its HPDL prototypes. As a result, the Company had not generated any significant product sales through March 31, 1997. The Company has completed the construction and equipping of the first phase of its manufacturing facility and has begun production of its products and the generation of sales revenues. In addition, the Company has and will continue to secure licensing agreements for the production, marketing and sale of technologically improved products which complement its product line.

 RESULTS OF OPERATIONS

  Three months ended September 30, 1997, compared to three months ended September 30, 1996.


  Effective April 1, 1997, the Company was no longer considered to be a Development Stage Enterprise. During the period in which the Company was considered a Development Stage Enterprise, sales of prototype units and the costs associated therewith were insignificant and were offset against research and development expenses.

  Sales were $147,916 compared to $0 for the same period in the prior year, primarily the result of the Company being in commercial production during the three months ended September 30, 1997. In the same period in the prior year, the Company was not in commercial production but rather using subcontractors to produce prototype products. Sales of these prototype products during the three months ended September 30, 1996 were insignificant and offset against research and development expenses.

  Cost of Sales, which includes materials, production labor and certain overheads was $517,466 as compared to $0 for the same period in the prior year. The increase is primarily associated with increased levels of production labor, materials and overhead associated with the production process. Cost of sales levels are expected to exceed sales levels until sales levels commensurate with production capacity are achieved. The Company expects sales levels to increase in the future, thus steadily moving the production levels to full capacity.

  Research and development expenditures were $30,571 for the three months ended September 30, 1997 as compared to $282,859 for the three months ended September 30, 1996. The decrease of approximately $252,000 is primarily associated with decreased activity associated with the development of the production process and prototype products. Pure research and development expenses were lower as a result of concentration on the production process and commercial operating activities.

  General and administrative expenses were $606,220 for the three months ended September 30, 1997 as compared to $393,337 for the same period in 1996. The increase of approximately $213,000 is attributable to increased levels of employment, increased levels of employee benefits and overheads associated with higher levels of employment, increased levels of marketing expenses associated with sales efforts, increased legal and professional fees, increased equipment costs (leasing and depreciation), increased utility costs and increases in office supplies and expense.

  Interest income was $14,318 for the three months ended September 30, 1997, a decrease of approximately $65,000. The decrease is attributable to lower average invested cash balances during the current three months. Average cash balances decreased as a result of increased operating costs and the lack of appreciable sales revenue to offset such operating expenses.


  Nine months ended September 30, 1997 compared to nine months ended September 30, 1996.


  Increases in sales ($326,724) and increases in cost of sales ($871,043) are attributable to the commencement of commercial production during the nine month period ended September 30, 1997. During the nine month period ended September 30, 1996, sales of prototype products and the costs thereof were insignificant and were reported as a charge to research and development expenses.

  Research and development expenses for the nine month period ended September 30, 1997 were at approximately the same level as for the comparable period in 1996. Since the commencement of commercial production during the quarter ended June 30, 1997, research and development expenditures have declined and are expected to be minimal in the near term.

  Selling, general and administrative expenses increased approximately $1,404,000 for the nine months ended September 30, 1997, as compared to the nine months ended September 30, 1996 as a result of increased levels of employment, increased insurance costs as a result of increased investment in capital assets, increased marketing expense associated with the increased sales effort, increased professional fees associated with ongoing litigation, patent filings and protection of the Company's patents and ongoing public reporting requirements, increased lease expense associated with increased levels of leasing and increased facilities cost.

  Interest income decreased approximately $93,000 as a result of lower levels of invested cash due to operating needs and the lack of significant sales revenues.

LIQUIDITY AND CAPITAL RESOURCES

  The Company's cash requirements have been significant and are expected to remain significant. The Company's cash and cash equivalents at September 30, 1997 were $638,504 as compared to $4,266,168 at December 31, 1996, a decrease of $3,627,664 for the period ended September 30, 1997.

  The net cash used in operating activities for the nine month period ended September 30, 1997 of $3,809,538 was used to fund the operating loss of $3,375,551 and net changes in other working capital of $568,168, offset by net non-cash expenditures of $134,181.

  Net cash provided by investing activities of $172,706 is primarily the result of the sale and leaseback transaction entered into with FINOVA and the timing of the same.

  Although cash expenditures have been significant over the period and are expected to increase, additional cash flow is expected to result from increased production levels and increased sales of the Company's products. However the timing of these sales cannot be predicted nor assured.

  In connection with expected cash needs, the Company entered into a privately placed equity financing arrangement on October 27, 1997 which would result in net proceeds of approximately $2,975,000 through December 31, 1997. The arrangement also provides an option whereby the Company could receive an additional $1,487,500. The details of this financing are discussed in Note 5 of the Notes to Financial Statements. The equity financing will provide a needed source of working capital. Also, the Company is in the process of securing funding for its anticipated facilities expansion which the Company believes lead to significantly increased production capabilities and efficiency.

                          PART II. - OTHER INFORMATION

Item 1. Legal Proceedings.

     The Company is involved in litigation described in Note 4 in the Notes to the Financial Statements.


Item 2. Change in Securities.

     See Note 5 of Notes to Financial Statements


Item 3. Defaults Upon Senior Securities.

     None


Item 4. Submission of Matters to a Vote of Security Holders.

     None


Item 5. Other Information.

     Effective October 31, 1997, Mr. Michael P. Murphy resigned from the Board of Directors of Semiconductor Laser International Corporation


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


                    Semiconductor Laser International Corporation
                    ---------------------------------------------
                                     (Registrant)



  Date: November 6, 1997               By:/s/ Geoffrey T Burnham
                                          ----------------------------
                                          Geoffrey T. Burnham
                                          Chairman, President and
                                            Chief Executive Officer


  Date: November 6, 1997               By:/s/ Nicholas L.Prioletti, Jr.
                                          -----------------------------
                                          Nicholas L. Prioletti, Jr.
                                          Chief Financial Officer,
                                            Principal Financial Officer
                                            and Principal Accounting
                                            Officer