Form 10KSB
period 1997-12-31
SEMICONDUCTOR LASER INTERNATIONAL CORP
filed 1998-04-13
CIK 921445

SECURITIES AND EXCHANGE COMMISSION
                            Washington, DC  20549

                                 FORM 10-KSB

               (Mark One)

               [x]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
           OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
                 For the fiscal year ended December 31, 1997

                                      OR

             [  ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
           For the transition period from ____________ to __________

                        Commission file number 0-27908

                SEMICONDUCTOR LASER INTERNATIONAL CORPORATION
                (Name of small business issuer in its charter)

           Delaware                                  16-1494566
(State or other jurisdiction of          (I.R.S. Employer Identification No.)
 incorporation or organization)

 15 Link Drive, Binghamton, NY                          13904
(Address of principal executive offices)              (Zip Code)

Issuer's telephone number:  (607) 722-3800

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

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ x ]

The issuer's revenues for its most recent fiscal year (year ended
December 31, 1997) were $478,924.

The aggregate market value on March 12, 1998, of the voting stock held by non-affiliates computed by reference to the last sales price on that date was approximately $12,980,000. As of March 12, 1998, 8,389,552 shares of Common Stock, par value $.01 per share (the "Common Stock"), were outstanding.


              Transitional Small Business Disclosure Format
                  (check one) YES   [ ]       NO  [X]




                  DOCUMENTS INCORPORATED BY REFERENCE.
                                 None

                                  PART I

In addition to historical information, this Annual Report contains forward looking statements relating to such matters as anticipated financial and operating performance, business prospects, technological developments, new products research and development activities and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward looking statements. Semiconductor Laser International Corporation (the"Company") notes that a variety of factors could cause the Company's actual results to differ materially from the anticipated results or other expectations expressed in the Company's forward looking statements. The risks and uncertainties that may affect the operation, performance, development and results of the Company's business include, but are not limited to, those matters discussed herein. Readers are cautioned not to place undue reliance on these forward looking statements, which reflect managements analysis only as of the date hereof. The Company undertakes no obligation to publicly revise these forward looking statements to reflect events or circumstances that arise after the date hereof. Readers should carefully review the risk factors described in documents the Company files from time to time with the Securities and Exchange Commission.

 Item 1. Description of Business

General

Semiconductor Laser International Corporation ("SLI" or "the Company") is a leading developer and producer of high power semiconductor diode lasers ("HPDL's"). The Company currently manufactures HPDL's for a variety of applications across numerous industries, including medical, manufacturing,
optical storage, telecommunications, printing and military.   Since its
inception in 1993, the Company had been primarily engaged in developing and improving upon the use of patent-pending technology (known as Desorption Mass Spectrometric Control ("DMS")) to control and increase the reliability of a commonly known laser manufacturing process referred to as Molecular Beam Epitaxy ("MBE"). In addition, the Company has supplemented its own research and development with that of several universities and research institutions, including the United States Air Force's Wright Laboratory and Northwestern University's Center for Quantum Devices. The use of the DMS technology (exclusively licensed to the Company by the United States Air Force (the "Air Force") through the year 2004 pursuant to a license agreement (the "License Agreement")) to control the MBE production of HPDLs not only offers significant cost advantages over the MBE production of HPDLs without DMS but, more importantly, also offers significant cost advantages over the currently prevailing manufacturing process for HPDLs known as Metal Organic Chemical Vapor Deposition ("MOCVD"). Also, the Company was granted an exclusive worldwide license from Northwestern University relating to aluminum free HPDLs, which generate greater power and evidence substantially longer life and greater reliability than existing HPDLs (See "Strategy"). The Company's commitment to research and development, as well as its unique practical experience, has made it one of the few companies in the world with the technical expertise necessary for the production of commercially viable HPDL's. The Company is currently capitalizing on such advantages and producing HPDLs which meet or exceed the quality standards of existing HPDLs, at lower cost, thereby permitting the Company to reduce the prices charged for HPDLs and facilitate new market applications for HPDL products.

The Company established its manufacturing operations for the commercial production of HPDL's at a newly constructed, state-of-the-art, ultra-high technology facility in Broome County, New York, in early 1997. The Company currently utilizes 15,000 square feet at such location, including a 4,500 sq. ft. Class 1000 clean room and plans to ultimately expand its operations to 60,000 square feet.

The Company was incorporated in New York in September of 1993 and reincorporated in Delaware in September 1997.


Industry Background


Lasers produce a beam of radiation in the electromagnetic spectrum which can be varied in intensity and wavelength depending upon the desired application. This variable intensity enables high-powered lasers to be used as power sources in a broad range of applications, including the materials processing, fiber optic, telecommunications, printing, medical, dental, automotive, machining, and optical data storage and DVD markets. HPDLs are increasingly replacing traditional technologies, including other types of high power lasers, in these and other applications, as HPDLs are generally less complex, smaller, more reliable, more durable and/or more powerful than their predecessor technologies. As a result, while worldwide sales of HPDLs in 1994 were approximately $100 million, they are expected to reach in excess of $1 billion by 2001, according to industry surveys conducted by two separate marketing firms retained by the Company.

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

Strategy

The Company is currently competing against the existing MOCVD-produced
HPDLs by producing HPDLs which it believes exceed the quality standards of such competitive products and are produced at substantially lower costs.
The Company believes that at such time that high volume sales of individual products are made, its new manufacturing technology will permit it to reduce the prices charged for, and to be a high volume manufacturer of, HPDLs of superior power and longevity and greater reliability.
The Company is seeking to capitalize on such opportunities through its manufacturing, marketing and research strategies.

The Company's manufacturing strategy is to take advantage of the advance in HPDL manufacturing technology made possible through its DMS/MBE process and through its acquisition of rights relating to aluminum free HPDLs. The Company currently controls all stages of HPDL manufacturing, including all aspects of the processing and packaging of its HPDL products, at its own manufacturing facility where it utilizes the full benefit of its research and development efforts to date. The new state-of-the-art equipment recently acquired by the Company for its manufacturing facility incorporates the developments and modifications which the Company had previously made to the DMS/MBE technology.

The Company believes that it has established, within the HPDL marketplace, the credibility of its products, i.e. their comparable quality to those of current HPDL manufacturers and their substantially lower cost. The Company's initial marketing strategy is focused on finding potential customers to consider the applicability of its products to existing and new uses. The Company believes that the quality of its product line and the lower prices charged for its products is becoming more recognized, and that such recognition will in turn result in significant market penetration in the future. The Company also participates in appropriate trade shows and publicizes its improvements in scientific and trade journals.

In September 1996, the Company entered into a license agreement
(the "Northwestern License") with Northwestern University granting the
Company exclusive worldwide rights relating to aluminum free HPDLs under patent rights of Northwestern University. Under the Northwestern License, an initial licensing fee was paid along with the issuance of a small number of shares of Common Stock. An additional small issuance of shares of Common Stock occurred in November 1997. The Northwestern License also provides for royalties on net sales as well as a share of any payments received by the Company with respect to sub-license fees. Certain obligations must be met by the Company in order to maintain the Northwestern License, all of which the Company believes that it will fully satisfy.

With the benefit of the Northwestern License, the Company is completing plans for the manufacture and sale of aluminum free HPDLs. The significant advantage over existing HPDLs is the ability of aluminum free HPDLs to generate greater power while evidencing substantially longer life and greater reliability. The Company has received substantial interest in the aluminum free HPDLs and believes it will offer major competitive advantages to the aluminum based products of its competitors. The Company believes that the patent rights and the Northwestern License cover all production methods, including, but not limited to MBE and MOCVD, and plan to take all steps necessary to protect their interests. The Company believes that attempts by others to develop equivalent aluminum free technology will infringe on its exclusive rights, which the Company, in coordination with Northwestern University, plans to strongly enforce. The Company believes that the exclusive right granted under the Northwestern License constitutes a major competitive advantage. However, the Company further believes that even if such rights are ultimately determined not to cover all manufacturing methods, such a determination will not materially adversely impact its financial condition and results of operations and that the Company will be able to compete effectively with third party competitors using other manufacturing methods. At this time, no litigation has been instituted by the Company, Northwestern or any third party with respect to the scope of the patent rights under the Northwestern License.

Manufacturing Facility

The Company is currently operating a single-wafer V-80H DMS controlled MBE machine at its manufacturing facility. The Company's manufacturing facility 15,000 square feet) includes all related facilities and equipment necessary for production, such as a 4,500 sq. ft. class 1,000 clean room and the tooling and testing equipment for its production processing line. The Company intends (based on its current expectations of product demand during 1998, of which there can be no assurance) to install an additional wafer producing machine in the latter part of 1998. Thereafter, further expansion and additional equipment and production lines can be effected, as needed. The Company is also considering the purchase of additional manufacturing and packaging equipment and the expansion of its facilities.

On December 18, 1996, the Company entered into an agreement (the "Sale and Leaseback agreement") with the Broome County IDA, in which the Company sold and leased back its manufacturing facilities and equipment. (See Item 2.). Manufacturing and Products

General

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

Packaging

The Company currently offers numerous packages, fitting the chips and bars for unique applications, higher power output and fiber optic coupling. Although many of the bars and chips are sold raw and unpackaged, the Company offers packaging as a way to attract additional customers.

The final steps in the production process are the actual assembly and packaging of the fully processed chips and bars into an OEM or end user ready format. The Company's packages include a range of products, from single chip devices, such as C-Mount, 9mm package and the 5.6 mm pulse package, to multiple chip devices up to 5 watts CW, such as the single-LD bar, LT-bar, LS-bar and SLD-bar packages, stacked array packages and various fiber coupled lasers up to 35 watts CW and 100 watts QCW. Customers' applications and preferences dictate which package is best for their needs, and adaptations of packages for specific product requirements can be designed. Wherever appropriate, portions of the packaging process may be subcontracted by the Company. Each packaging configuration can be utilized for different applications with the principal differences being the power of the laser diode device or its output and/or coupling connections. The sizes of the typical HPDL products are merely a function of industry convention.
Thus, the one centimeter single-laser bar size could be easily modified by the Company or its competitors to a different size.

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

Markets and Marketing

In the optical storage industry, diode lasers are used with CD, CD-ROM, Laserdisc, magneto-optic drives, and, most recently, Digital Video Disc (DVD). In the automotive industry, these lasers are used in manufacturing for precision machining and welding. In the medical and dental fields, diode lasers have provided the means for advanced laser surgery. In the printing and engraving industry, they have made possible products such as laser printers and copiers. Diode lasers have also enhanced military products in laser sight and missile guidance applications. Through their use with fiber-optics, diode lasers have materially improved transmission speeds for the telecommunications industry. As laser performance is becoming more reliable and uniform across these industries, manufacturers have turned to laser products as alternatives to traditional technologies.

Lasers are continually being refined and advanced. One of the most significant HPDL developments has been with respect to the power output of lasers. The maximum power outputs are now about 30 watts and 100 watts for a continuous and and pulsed laser beam, respectively. Although prices vary according to the power output, wavelength and packaging, the average cost per watt has been reduced to less than half that of just a few years ago.

The most significant development, however, concerns laser wavelength. Until recently, HPDL applications were limited to the infrared (IR) portion of the electromagnetic spectrum. Just below the infrared range of the spectrum, otherwise known as the visible range, scientists were only able to produce low power lasers. These low power visible lasers can be used with products such as CD players, laser pointers, barcode scanners and remote controls. Although this is still a growing market, applications are limited due to the lack of power output. Advancements, however, have enabled manufacturers to produce high power visible lasers and thus have opened the door to many new products and markets.

The primary application using this high power visible laser, or "red laser", is the recordable digital storage technology known as DVD. DVD is a digital technology similar to CD and CD-ROM, but with additional advantages due to the shorter wavelength and more powerful beam of the high power red lasers.

DVD products are designed to compliment and eventually replace many of the current CD technology applications, such as music CD's, CD-ROM and Laserdisc. In addition, DVD will provide a new market of recordable products across several industries, similar to cassette tapes, floppy discs, VCR's and hard drives, but with the enhanced quality and much greater storage capacity.

The DVD market is anticipated to be the fastest growing segment of the laser industry. Independent forecasts have estimated the revenue generated from the sale of visible lasers may surpass $1 billion by the year 2000. The Company is targeting an 8% market share and believes with the superiority of their visible laser product, from a cost and quality standpoint, such a market share is attainable, although no such assurance can be provided.

The market potential is one of the strengths of the laser industry. A drawback is that it may attract more competition to an industry that has historically had very high profit margins. In addition, there is a high industry requirement for research and development which in turn requires capital resources. Also, as DVD products will be sold to the consuming public as opposed to other laser products that are sold mostly to OEM's, if consumer tastes have been miscalculated or change, then acceptance of DVD may not reach forecasted levels.

The overall laser market is quite competitive; however, once such market is segmented into laser type and component suppliers, the different niche markets (particularly the markets involving high technology and high cost products) have a much smaller number of competitors. The marketing approach of the Company is to promote its line of high quality lower cost lasers to new and existing market segments as well as creating new applications that were once impenetrable due to the high cost of laser components. The Company believes that the credibility of its products has been established as its customers' expectations are being met. To date, a substantial number of orders have been for prototype or test units, resulting in relatively low sales volumes and higher unit costs. The Company believes it will see substantial increases in production unit orders based upon the acceptance of its products by customers. Other marketing activities of the Company include participating in appropriate trade shows, publicizing advancements in scientific and trade journals, developing international trade companies for representation and other creative marketing techniques.

The Company's marketing program is designed to address some of the activities described above with a strong focus on identifying potential customers and increasing the visibility of the Company. The goal of the marketing program is to create advance demand, and obtain advance orders, for the Company's proposed products, which will then be produced by the Company.



Research and Development

The Company has been engaged in substantial research and development activities since its inception. Due to the nature of its business, research and development will be a significant ongoing activity of the Company. The Company incurred research and development expenses of approximately $2,074,000 and $651,000 for the years ended
December 31, 1996 and 1997, respectively. All of these amounts were spent on Company sponsored research and development, including approximately $1,093,000 in 1996 for consulting contracts and license rights associated with the aluminum free process.

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

Joint Research and Development Projects

The Company has engaged in research and development ventures with industry partners and academic research laboratories to provide the Company with access to new technologies, product applications, quality control measures, testing techniques and packaging techniques.
The Company is currently engaged in other research and development activities with research laboratories at a number of academic institutions. Typically each research laboratory has specific interests and capabilities in areas of HPDL technology that are relevant to one or more functions of the Company. For example, one such research laboratory specializes in testing techniques while another specializes in packaging techniques. It is anticipated that the number of these relationships will continue to grow.

Internal Research and Development Programs

The Company is conducting several internal research and development programs associated with high power semiconductor laser technology, infrared and visible in different departments of the Company. The Company is working closely with scientists and researchers at Northwestern University to optimize the aluminum free laser structure and develop a complete manufacturing procedure for low-cost, high power aluminum free semiconductor lasers. Some special processing and packaging techniques developed for aluminum free lasers will reduce the manufacturing cost dramatically. Computer simulation and theoretical modeling of thermal distribution and heat dissipation schemes for high power semiconductor laser arrays (laser bar) are used to optimize stripe geometry and device structure of the laser array in order to obtain maximum laser power output and small temperature variation under certain operating conditions. By further improving the laser design and using high-precision processing, single-mode HPDLs deliver stable single-mode output, which is essential for the application of optical data storage. For the applications of medical, optical data storage and military, the Company has extended the laser operating wavelength range that it manufactures to the visible light (less than 700 nm) by using phosphide-based semiconductor material. The achievements of these research programs may improve the performance of the Company's current products, and should enable the Company to develop new products for emerging markets of HPDLs.

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

Intellectual Property

The Company has four pending patent applications, two patent applications for HPDL's, a diode laser array package patent application and a beam splitter patent application. Two of the patent applications are designated for worldwide foreign filing. It is the Company's intention to file patent applications for all inventions which are not held as trade secrets, such as those routinely employed in the Company's manufacturing processes and products. The Company requires each of its employees to sign a Employee Invention and Non-Disclosure Agreement to protect the Company's trade secrets, as well as providing for assignment of the inventions.

The Company has an active portfolio of license patents from the Air Force and Northwestern University. The Company has licensed
U.S. Patent No. 5,543,170 entitled "Desorption Mass Spectrometric Control of Alloy Composition During Molecular Beam Epitaxy" from the Air
Force. The Company has licensed three patents from Northwestern University, U.S. Patent No. 5,384,151 entitled "InGaAsP/GaAs Diode Laser", U.S.
Patent No. 5,389.396 entitled "InGaAsP/GaAs Diode Laser" and U.S. Patent
No. 5,663,976 entitled "Diode Laser" and a divisional patent application. The Company has also licensed a pending patent application from Northwestern University, and is currently engaged in discussions to license additional patents and patent applications from Northwestern University. The Company has a consulting relationship with Professor Manijeh Razeghi of Northwestern University, who is the inventor of the licensed patents from Northwestern University. (See "Strategy").

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

Most of the Company's competitors have substantially greater financial, personnel, technological, marketing, administrative and other resources than the Company. Among the largest of the Company's competitors are SDL, Inc., Siemens AG, Opto Power Corporation, Coherent, Inc. and Spire Corp. Also several large corporations have been developing DVD lasers, such as Hitachi, Toshiba and Mitsubishi.

The Company believes that all current competitors of the Company utilize MOCVD production methods, with the lone exception of Coherent, Inc. (which just entered this market last year through strategic acquisitions), and can be expected to vigorously assert the claim that this technology is superior to that of the Company's DMS/MBE technology and the Company's aluminum free technology. By entering the HPDL market, which is dominated by several large companies, and by using DMS/MBE technology, the Company faces intense competitive pressure and may be unsuccessful even if its products and manufacturing process are superior to those of its competitors. The Company expects that both direct and indirect competition will increase in the future. Additional competition could adversely affect the Company's results of operations through price reductions and loss of market share.

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

Employees

The Company currently has 38 full-time employees, none of whom are represented by a union. Thirteen of these employees have extensive backgrounds in high power semiconductor laser growth and manufacture. The remaining
25 employees include nine in production and production support, two in quality control, three in finance and eleven in corporate management and administration. The Company has never experienced a work stoppage.

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

Item 2. Description of Properties

On December 18, 1996, the Company entered into an agreement (the "Sale and Leaseback agreement") with the Broome County IDA, in which the Company sold and leased back its manufacturing facilities and equipment. The Company entered into the Sale and Leaseback Agreement in order to take advantage of certain benefits offered by the Broome County IDA to induce economic expansion through tax abatement and expansion of employment levels. The sale price was $1.00 and the lease payment is $1.00 per year for twenty years. In accordance with the terms of the Sale and Leaseback Agreement, the Company has the unilateral right at any time to purchase from the Broome County IDA all assets sold to them for the price of $1.00. The Sale and Leaseback Agreement also provides that the Company would make payments in lieu of taxes at a rate dependent upon employment levels. All rights of ownership of the facilities and equipment remain with the Company. This agreement was not reflected on the books of the Company as a sale and leaseback transaction as the monetary value of the transactions and the property rights did not represent in substance a true sale and leaseback transaction. Under the agreement, the Company is expected to create 5 - 10 new jobs per year to achieve up to a 40% reduction in property taxes and up to 101 new jobs per year to achieve property tax reductions of up to 70%. The Company has not yet received any significant property tax reductions but expects to in the future as the increase in taxable basis and the number of new jobs created is incorporated into the taxing authority rolls.

Item 3. Legal Proceedings

The Company settled all outstanding issues in December 1997 involving Theodore Konopelski a former director, employee and officer that the Company terminated for cause. Mr Konopelski had disputed such termination. The Settlement required a cash payment which amount was not material to the financial position or results of operations of the Company.

The Company is currently engaged in litigation with a former employee who the Company sought action against relative to a breach of confidentiality and defamation of character. The former employee has responded with a counter claim alleging defamation of character and is seeking $500,000 in damages. The litigations are presently in the discovery stage. The Company believes the counter claim is without merit and is rigorously defending such action and that the ultimate outcome of such action will not have a material impact on the financial condition or results of operations of the Company.

The Company is currently engaged in a litigation with an individual who alleges that he never received approximately 40,000 shares of Common Stock he allegedly purchased from the Company. The Company never received any funds from such alleged purchaser and denies any liability. The Company believes the suit is without merit and will not have a material impact on the financial condition or results of operations of the Company.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the quarter ended December 31, 1997.

                                   PART II

Item 5. Market for Common Equity and Related Stockholder Matters

Market Information

The Company's Common Stock is traded on the NASDAQ Small Cap Market ("NASDAQ")under the symbol "SLIC". The following table sets forth, for the periods indicated and as reported by NASDAQ, the high and low sales prices for shares of the Common Stock.




        Quarter Ended                            High         Low
    ---------------------                      ---------   ---------

    March 31, 1997                               9 1/2       5 1/8
    June 30,1997                                 6 1/2       4 3/4
    September 30, 1997                           5 1/2       3 3/4
    December 31, 1997                            5 3/8       1 7/32

    March 29,1996                                5 7/8       4 7/8
    June 30,1996                                11 3/8       4 3/8
    September 30, 1996                           9 1/2       4
    December 31, 1996                           10           6 7/8


Holders of Common Stock

Based upon information supplied to the Company by its transfer agent, the number of stockholders of record of the Common Stock on March 12, 1998 was approximately 185. The Company believes that there are in excess of 1,700 beneficial owners of the Common Stock whose shares are held in "Street Name".

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

The Company has sold the following unregistered securities during the past three years (all share numbers set forth below have been updated to reflect stock splits):

                                                                 Total
                                                                 Cash
                                                Total        Consideration        Other
Date of Sale        Securities Sold         Offering Price       Paid          Consideration                Purchasers
--------------    -----------------------   --------------   -------------   -----------------    -------------------------------


January-March     30,080 shares of          $       61,062   $     61,062                         Existing shareholders and
  1995            Common Stock; 30,080                                                              investors known to Management
                  warrants to purchase
                  Common Stock at $2.94
                  per share
March-April       9,850 shares of Common    $       20,000   $     20,000                         Company founders
  1995            Stock; 9,850 Warrants to
                  purchase Common Stock at
                  $2.94 per share
June-July 1995    354,630 shares of Common  $      900,000   $    900,000                         Accredited Investor known to
                  Stock                                                                             the Company's Management
June 1995         39,405 shares of Common   $      100,000   $    100,000                         Accredited Investor known to
                  Stock                                                                             the Company's Management
November 1995 (1) 45,390 shares of Common   $      115,291   $    115,291                         Previous associate of the
                  Stock                                                                             Company
December 1995     2,876 shares of Common    $        7,300                   $7,300 in services   Consultant to the Company
                  Stock                                                       performed for the
                                                                              Company
December 1995     35,463 shares of Common   $       90,000                   $90,000 in services  Consultant to the Company
                  Stock                                                       performed for the
                                                                              Company
January 1996 (2)  150,000 Bridge Shares     $      750,000   $   750,000                          Accredited Investors
                  and Bridge Notes in the
                  aggregate amount of
                  $750,000
September 1996    2,731 shares of Common    $       22,188                   $22,188 for rights   Licensor of the Company
                  Stock                                                       to a technology
November 1996     120,000 shares of Common  $    1,050,000                   $1,050,000 in        Consultant to the Company
                  Stock                                                       services performed
                                                                              for the Company
January 1997      58,334 warrants to        $      167,710                   $167,710 in lease    Lessor of equipment to the
                  purchase Common Stock at                                    related fees          Company
                  $5.00 per share
January 1997      1,231 shares of Common    $       10,000                   $10,000 for rights   Licensor of the Company
                  Stock                                                       to a technology
October 1997      2,000,000 shares of       $    2,975,000   $ 2,975,000                          Accredited Investors
                  Series A 8% Convertible
                  Preferred Stock
October 1997 (4)  770,000 warrants to       $    1,201,347                   $1,201,347 in        Consultants to the Company
                  purchase Common Stock                                       services performed
                  at prices ranging from                                      for the Company
                  $3.4688 to $5.3438
                  per share
November 1997     1,500 shares of Common    $        2,856                   $2,856 for rights    Licensor of the Company
                  Stock                                                       to a technology
November 1997     50,000 shares of Common   $      188,770                   $188,770 in          Consultants to the Company
                  Stock                                                       services performed
                                                                              for the Company
December 1997 (3) 55,000 shares of Common   $       96,250                   $96,000 in services  Consultants to the Company
                  Stock                                                       performed for the
                                                                              Company


(1) Represents amount allocated to settlement of a potential dispute with a prior associate of the Company. An equal number of shares were contributed by the two founders of the Company to the Company immediately prior to such issuance.

(2) Subsequently included in the Company's Registration Statement on Form S-1, declared effective on March 19, 1996.

(3) Subsequently included in the Company's Registration Statement on Form S-3 declared effective on January 14, 1998.

(4) Underlying shares of common stock included in Company's Registration Statement on Form S-3 declared effective on January 14, 1998.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations.


Certain statements in this Report under the caption "Management's
Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere constitute or may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995
(the "Litigation Reform Act"), including, without limitation, statements regarding future cash requirements. The Company desires to avail itself of certain "safe harbor" provisions of the Litigation Reform Act and is therefore including this special note to enable the Company to do so. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: delays in product development; failure to receive or delays in receiving regulatory approval; lack of enforceability of patents and proprietary rights; general economic and business conditions; industry capacity; industry trends; demographic changes; competition; material costs and availability; the loss of any significant customers; changes in business strategy or development plans; quality of management; availability, terms and deployment of capital;
business abilities and judgment of personnel; availability of qualified personnel; changes in, or the failure to comply with, government regulations; and other factors referenced in this Report.

Overview

During 1997, the Company began the commercialization of many of its proposed products. Since its inception in 1993, the Company had been engaged primarily in research and development, business and financial planning, recruitment of key management and technical personnel, raising capital to fund operations and the development of its HPDL product prototypes. As a result, the Company had not generated any appreciable product sales through June 30, 1997. The Company has since completed the construction and equipping of the first phase of its manufacturing facility and has begun the commercialization of its products and the generation of sales revenues. The Company is focused on increasing sales and thus fully utilizing its production capacity. Increasing sales levels and higher utilization of production capacity are critical to the Company's financial success. Financial resources and liquidity during this period of growth are of utmost importance and concern to the Company. The Company has a sales order backlog of approximately $3,200,000 as of April 1, 1998. The Company also continues to secure licensing agreements for the production, marketing and sale of technologically improved products which complement their existing product line. In connection therewith, the Company continues to advance under the structured program provided as part of the exclusive licensing agreement with Northwestern University. The Company had previously been granted the right to produce, market and sell aluminum free HPDLs worldwide. (See "Strategy"). Laboratory research has demonstrated vast improvements with devices produced using this technology. The Company believes the aluminum free technology will give the Company both a significant technological advantage over the competition as well as a significantly broader market base within which the Company can sell its products. It is believed that it will take six to nine months to commercialize and market this technology, although no assurance can be provided that the Company can achieve these goals.

The manufacture of semiconductor lasers such as those sold by the Company is a highly complex and precise process, requiring production in a highly controlled and clean environment with the utilization of materials free of defects and contamination. These factors have a significant impact on production yields and product reliability which in turn affect operating results and future customer acceptance. Other semiconductor laser manufacturers have, from time to time, experienced such problems which have resulted in adverse financial consequences. The Company believes it has taken the appropriate steps in its development to minimize the possibility of experiencing these same problems, although no assurance can be given that the Company's systems, procedures, procurement efforts and production process are such that these problems would not be experienced along with the adverse financial consequences thereof. The Company has, however, been experiencing production yields that exceed the industry's average.

Since the onset of full commercial production, the Company, on occasion, has been unable to manufacture certain products in quantities sufficient to meet the demands of its existing customer base and that of new customers. The recent growth in the Company's product demand and the expansion in the scope of its operations has placed considerable strain on Company management, financial, manufacturing and other resources and has required the Company to continually improve a variety of operating, financial and other systems. There can be no assurance that any existing or new systems, procedures or controls will be adequate to support the Company's operations or that its systems, procedures and controls will be designed, implemented or improved in a cost effective and timely manner. Lack of financial resources to implement, improve and expand such systems, procedures and controls in an efficient manner and at a pace consistent with the Company's business could have a material adverse impact on the Company's business and results of operations.

Results of Operations

Effective April 1, 1997, the Company was no longer considered to be a Development Stage Enterprise. During the period in which the Company was considered a Development Stage Enterprise, sales of prototype units and the cost associated therewith were offset against research and development expenses.

Sales in 1997 were approximately $479,000 as compared to $0 for 1996, primarily the result of the Company beginning commercial operation
April 1, 1997. Prior to this date, the Company was not in commercial production, but rather using subcontractors to produce prototype products and, in accordance with financial recognition requirements applicable to Development Stage Enterprises, were offsetting the revenue and cost associated with the sale of such prototypes against research and development expenses.

Cost of sales, which includes materials, production labor and certain overheads was approximately $1,483,000 in 1997 as compared to $0 in 1996. The increase is attributable to the cost of prototype units produced prior to commercial operation (April 1, 1997) being charged to research and development expenses and increases in levels of production labor and overheads associated with the onset of commercial production. Cost of sales levels are expected to exceed sales levels until sales levels commensurate with production capacity are achieved. The Company expects sales levels to increase in the future, thus steadily increasing production levels to levels approximating full capacity, although no such assurance can be provided.

Research and Development expenditures were approximately $651,000 in 1997 as compared to approximately $2,073,000 in 1996. The decrease in such expenditures is primarily associated with production labor and certain overheads associated with the sale of prototype units through April 1, 1997, being charged to research and development expenses as compared to recognition of these same costs as cost of sales subsequent to April 1, 1997. Also, in 1996, costs associated with the Northwestern Agreement and the associated consulting contract, amounting to approximately $1,081,000 were recognized as research and development expenses in 1996.

Sales and Marketing expenses were approximately $369,000 in 1997 as compared to approximately $173,000 in 1996. The increase of approximately $195,000 is attributable to increased levels of marketing activities incurred as the Company approached and entered the commercial operation stage. The increases were related to increased print media advertising and participation in trade shows.

General and Administrative expenses were approximately $4,082,000 in 1997 as compared to approximately $1,067,000 in 1996. The increase of approximately $3,015,000 is attributable primarily to the transition of the Company from a development stage enterprise to commercial operation. In connection therewith, insurance costs increased $68,000 as a result of increased property and equipment value's, the addition of Directors and Officers insurance and higher workman's compensation insurance as a result of an increased number of employees. Salaries and fringe benefit costs increased approximately $355,000 as a result of additional employee levels and the replacement of previous employees at higher rates. Legal and consulting fees increased approximately $600,000 as a result of increased litigation activities, increased financial consulting activities associated with financing alternatives and the absence of a one time credit recorded in 1996 associated with the contribution to the Company by a financial consultant of common stock previously issued. Such credit amounted to approximately $248,000 in 1996. Increases in equipment, furniture and fixture leasing costs amounted to approximately $479,000, including equipment leasing costs charged to general and administrative costs prior to the onset of commercial operation. Subsequent to commercial operation these costs were recognized as a component of cost of sales. Increases amounting to approximately $223,000 were experienced in the areas of repairs and maintenance, property taxes, utilities, depreciation, recruiting and telephone expenses all being associated with the increase in activities and assets values associated with the transition from development stage to full commercial operation. Also, in 1997 the Company incurred a one time charge of approximately $1,150,000 associated with the value of common stock warrants issued in connection with a broad based financial public relations/investor relations program. The Company, late in 1997, also settled certain outstanding litigation at a cost of $140,000.

Interest income decreased approximately $131,000 as a result of lower levels of invested cash occasioned by the operating demands associated with the transition to commercial operation and the lack of significant sales revenue.

Liquidity and Capital Resources

The Company's cash and cash equivalents at December 31, 1997 were $1,934,574 as compared to $4,266,168 at December 31, 1996, a net decrease of $2,331,594 for the twelve months ended December 31, 1997. The net decrease is the result of $3,080,465 provided by financing and investing activities offset by the use of $5,412,059 in operating activities.

The $3,080,465 provided by financing and investing activities was derived from the private placement of 2,000,000 shares of Series A 8% Convertible Preferred Stock (subsequently converted to Common Stock), the exercise of Common Stock options and the net result of a sale and leaseback transaction and the timing thereof. Proceeds from long term debt were offset by principal payments on the same and pre-existing long term debt.

The Company has available an unused, secured line of credit in the amount of $1,000,000 for purposes of providing working capital, if necessary. The line bears interest at prime plus 1.5% on the used portion and matures March 31, 1999.

To date, the Company has experienced significant losses, which losses are continuing. There is no assurance as to when profits will be achieved and/or positive cash flow will be achieved. Until such time, working capital must be obtained from equity financings and or borrowings or the Company must undertake actions to reduce operating expenses. There is no assurance that working capital can be obtained and , if obtained, on what terms. While the Company is pursuing various financing alternatives, failure to secure such working capital requirements and a failure to reduce operating expenses, would have a significant adverse effect on the financial condition and results of operations of the Company.

Item 7. Financial Statements

                  Semiconductor Laser International Corporation


                           Index to Financial Statements
                                                                      Page
Report of Independent Public Accountants                               19

Financial Statements:

     Balance Sheets as of December 31, 1996 and 1997                   20

     Statement of Operations for the Years Ended December 31,
     1995, 1996 and 1997                                               21

     Statement of Changes in Shareholders Equity for the Years
     Ended December 31, 1995, 1996 and 1997                            22

     Statement of Cash Flows for the Years Ended December 31,
     1995, 1996 and 1997                                               23

Notes to Financial Statements                                        24-35

Report of Independent Public Accountants

To The Board of Directors and Shareholders of
Semiconductor Laser International Corporation

In our opinion, the accompanying balance sheets and the related statements of operations, of changes in shareholders equity and of cash flows present fairly, in all material respects, the financial position of Semiconductor Laser International Corporation at December 31, 1996 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PRICE WATERHOUSE LLP
Morristown, NJ
February 13, 1998, except
  as to Note 13, which is
  as of March 25, 1998

                Semiconductor Laser International Corporation


                              Balance Sheets

                                                            December 31,    December 31,
                                                                1996           1997
                                                            -----------     -----------
         Assets
Current Assets
 Cash and cash equivalents...............................   $ 4,266,168     $ 1,934,574
 Accounts receivable, net of allowance for doubtful......
   accounts of $25,000 and $49,610, respectively.........        61,047         201,070
 Inventory...............................................         6,316         139,201
 Prepaid expenses and other assets.......................       --               70,717
                                                            -----------     -----------
    Total current assets.................................     4,333,531       2,345,562

Plant, property and equipment, net.......................     3,035,929       2,719,816
Intangible assets, net of accumulated amortization of
  $2,022 and $2,696, respectively........................         1,348             674
Deposits and other assets................................       655,928         591,320
                                                            -----------     -----------
     Total assets........................................   $ 8,026,736     $ 5,657,372
                                                            ===========     ===========

Liabilities and Shareholders' Equity
Current Liabilities
Accounts payable.........................................   $ 1,142,272     $   512,447
Accrued expenses and other liabilities...................        92,199         161,545
Current portion of long-term debt........................        25,948          36,394
                                                            -----------     -----------
     Total current liabilities...........................     1,260,419         710,386

Long-term debt...........................................       809,926         798,283
Accrued royalty payments.................................       100,000         100,000
                                                            -----------     -----------
     Total liabilities...................................     2,170,345       1,608,669
                                                            -----------     -----------
Commitments and contingencies ( Note 11)

Shareholders' Equity
Preferred stock, $.01 par value, 5,000,000 shares
  authorized; none issued and outstanding at December
  31, 1996 and 1997......................................        --              --
Common stock, $.01 par value, 20,000,000 shares
  authorized; 3,409,607 shares issued and outstanding
  December 31, 1996; 8,389,552 shares issued and
  outstanding December 31, 1997..........................        34,096          83,896
Common stock issuable....................................     1,123,438          --
Treasury Stock, 35,463 Shares............................      (248,241)       (248,241)
Additional paid-in capital...............................    10,081,464      17,035,225
Accumulated deficit......................................    (5,134,366)    (12,822,177)
                                                            -----------     -----------
    Total shareholders' equity...........................     5,856,391       4,048,703
                                                            -----------     -----------
    Total liabilities and shareholders' equity...........    $8,026,736      $5,657,372
                                                            ===========     ===========

                     See accompanying notes to financial statements

                Semiconductor Laser International Corporation


                            Statements of Operations



                                                  Year Ended        Year Ended        Year Ended
                                                  December 31,      December 31,      December 31,
                                                     1995              1996              1997
                                                  -----------       -----------       -----------

Net sales                                              --                --           $   478,924
Cost of sales                                          --                --            (1,482,579)
                                                  -----------       -----------       -----------
  Gross margin                                         --                --            (1,003,655)

Operating expenses:

  Research and development expenses               $   165,755       $ 2,073,436           651,242
  Sales and marketing expenses                         87,476           173,329           368,513
  General and administrative expenses                 924,108         1,067,347         4,082,360
                                                  -----------       -----------       -----------

     Loss from operations                          (1,177,339)       (3,314,112)       (6,105,770)

Interest income                                        26,942           237,253           105,959
                                                  -----------       -----------       -----------

     Loss before extraordinary item                (1,150,397)       (3,076,859)       (5,999,811)


Extraordinary loss on early
  extinguishment of debt                               --              (305,301)           --
                                                  -----------       -----------       -----------
     Net loss after extraordinary item             (1,150,397)       (3,382,160)       (5,999,811)

Less: Beneficial conversion feature                    --                --            (1,688,000)
                                                  -----------       -----------       -----------
     Net loss applicable to common stock          $(1,150,397)      $(3,382,160)      $(7,687,811)
                                                  ===========       ===========       ===========
Net loss per share:

   Loss before extraordinary item                 $     (1.01)      $     (1.04)      $     (2.15)
   Extraordinary item                                    0.00             (0.10)             0.00
                                                  -----------       -----------       -----------
Net loss applicable to common stock               $     (1.01)      $     (1.14)            (2.15)
                                                  ===========       ===========       ===========

Weighted average shares outstanding                 1,143,352         2,949,884         3,572,458

                                                  ===========       ===========       ===========


                             See accompanying notes to financial statements

                                     22

                                     Semiconductor Laser International Corporation


                                      Statements of Changes in Shareholders' Equity

                                                                      Common                   Additional                  Total
                                           Preferred     Common        Stock     Treasury      Paid-In    Accumulated Shareholders'
                                             Stock        Stock      Issuable      Stock       Capital      Deficit       Equity
                                          -----------  -----------  ----------  -----------  -----------  -----------  -----------

Balance at December 31, 1994, (921,347
  shares issued and outstanding)                       $     9,213                            $  581,979  $  (601,809) $   (10,617)

Issuance of common stock, January, March,
  April, June and July 1995, (434,147
  shares)                                                    4,340                               979,336                   983,676
Stock contributed by shareholders,
  November 1995, (45,390 shares)                              (454)                                  454                         0
Stock issued in settlement of potential
  dispute, November 1995, (45,390 shares)                      454                               114,837                   115,291
Stock issued for services rendered,
  December 1995, (38,339 shares)                               383                                96,915                    97,928
Compensatory stock options                                                                       261,544                   261,544
Net loss for the year ended December 31,
  1995                                                                                                     (1,150,397)  (1,150,397)
                                          -----------  -----------  ----------  -----------  -----------  -----------  -----------
Balance at December 31, 1995, (1,393,653
  shares issued and outstanding)                            13,936                             2,035,065   (1,752,206)     296,795

Issuance of common stock as a component
  of "Bridge Financing", January 1996,
  (150,000 shares)                                           1,500                               243,500                   245,000
Issuance of common stock, Initial Public
  Offering, March 1996, (1,700,000 shares)                  17,000                             7,061,985                 7,078,985
Issuance of common stock, overallotment
  option, April 1996, (55,000 shares)                          550                               234,214                   234,764
Issuance of common stock, warrant
  exercise, July 1996, (101,983 shares)                      1,020                               298,810                   299,830
Warrant redemption, July 1996                                                                     (3,599)                   (3,599)
Issuance of common stock, compensatory
  stock option exercise, July 1996
  (1,971 shares)                                                20                                 8,849                     8,869
Common stock issuable for services to
  be rendered, August 1996                                          $   51,250                                              51,250
Common stock issuable for services to
  be rendered, September 1996 (2,731 shares)                            22,188                                              22,188
Warrants issued in exchange for services
  to be rendered, October 1996                                                                   167,710                   167,710
Issuance of common stock, warrant
  exercise, November 1996, (7,000
  shares)                                                       70                                34,930                    35,000
Common stock issuable for services
  rendered, November 1996 (120,000 shares)                           1,050,000                                           1,050,000
Company common stock contributed to
  Company, December 1996, (35,463
  shares)                                                                       $  (248,241)                              (248,241)
Net loss for the year ended December 31,
  1996                                                                                                     (3,382,160)  (3,382,160)
                                          -----------  -----------  ----------  -----------  -----------  -----------  -----------

Balance at December 31, 1996, (3,409,607
  shares issued and outstanding)                            34,096   1,123,438     (248,241)  10,081,464   (5,134,366)   5,856,391

Issuance of common stock issuable,
  January 1997, (121,231 shares)                             1,212  (1,072,188)                1,070,976                         0
Issuance of common stock, option exercise,
  May 1997, (9,851 shares)                                      99                                   394                       493
Issuance of common stock, option exercise,
  July 1997, (29,553 shares)                                   296                                 1,182                     1,478
Issuance of Series A 8% Convertible
  Preferred Stock, October 1997,
  (2,000,000 shares)                      $    20,000                                          2,817,480                 2,837,480
Beneficial conversion feature associated
  with Series A 8% Convertible Preferred
  Stock, October 1997                                                                          1,688,000   (1,688,000)           0
Warrants issued for services rendered,
  October 1997, (770,000 warrants)                                                             1,198,789                 1,198,789
Issuance of common stock issuable,
  November 1997, (10,000 shares)                               100     (51,250)                   51,150                         0
Issuance of common stock for services
  rendered, November 1997, (1,500 shares)                       15                                 2,571                     2,586
Issuance of common stock associated with
  the sale of Series A 8% Convertible
  Preferred Stock, November 1997,
  (40,000 shares)                                              400                               137,120                   137,520
Issuance of common stock for services
  rendered, December 1997, (55,000 shares)                     550                                78,540                    79,090
Issuance of common stock associated with
  the conversion of Series A 8% Convertible
  Preferred Stock, December 1997,
  (4,712,810 shares)                          (20,000)      47,128                               (92,441)                  (65,313)
Net loss for the year ended December 31,
  1997                                                                                                     (5,999,811)  (5,999,811)
                                          -----------  -----------  ----------  -----------  -----------  -----------  -----------

Balance at December 31, 1997, (8,389,552
  shares issued and outstanding)          $         0  $    83,896  $        0  $  (248,241) $17,035,225 $(12,822,177) $ 4,048,703
                                          ===========  ===========  ==========  ===========  =========== ============  ===========




                                          See accompanying notes to financial statements

                          Semiconductor Laser International Corporation

                                     Statements of Cash Flows

                                                    Year Ended      Year Ended      Year Ended
                                                    December 31,    December 31,    December 31,
                                                       1995            1996            1997
                                                    ------------    ------------    ------------

Cash flows from operating activities:
Net loss                                            $ (1,150,397)   $ (3,382,160)   $ (5,999,811)
Adjustments to reconcile net loss to cash used
  In operating activities:
     Depreciation and amortization                        23,779          71,981         126,344
     Expenses settled through the issuance of
       Common shares, options and warrants               384,135         854,172       1,282,379
     Amortization of debt discount                         -              64,699           -
     Extraordinary loss on early extinguishment
       of debt                                             -             350,301           -
Change in assets and liabilities:
    (Increase) in accounts receivable                     (4,325)        (55,712)       (140,023)
     Decrease (increase) in inventory                      1,160          (3,716)       (132,885)
    (Increase) in prepaid expenses and other assets        -               -             (70,717)
    (Increase) decrease in deposits and other assets         (80)       (111,926)         64,608
    (Increase) decrease in deferred financing cost      (134,431)        134,431           -
     Increase (decrease) in accounts payable             175,100         933,332        (629,825)
     Increase (decrease) in accrued expenses and
       other liabilities                                  54,326         (42,132)         69,346
                                                    ------------    ------------    ------------
Net cash used in operating activities                   (650,733)     (1,231,730)     (5,430,584)
                                                    ------------    ------------    ------------
Cash flows from investing activities:
Purchase of plant, property and equipment, net          (163,706)     (4,182,934)     (2,463,450)
Sale of equipment, pursuant to sale and
  leaseback agreement                                      -             895,606       3,676,856
                                                    ------------    ------------    ------------
Net cash provided by (used in) investing activities     (163,706)     (3,287,328)        213,406
                                                    ------------    ------------    ------------
Cash flows from financing activities:
Proceeds from long term debt                             101,669       1,441,000          31,306
Payments on long-term debt                                 -            (831,796)        (32,503)
Issuance of stock, net of expenses                     1,073,674       7,644,980       2,886,781
                                                    ------------    ------------    ------------
Net cash provided by financing activities              1,175,343       8,254,184       2,885,584
                                                    ------------    ------------    ------------
Net (decrease) increase in cash, cash equivalents,
  and restricted cash                                    360,904       3,735,126      (2,331,594)

Cash, cash equivalents, and restricted cash at
  beginning of period                                    170,318         531,042       4,266,168
                                                    ------------    ------------    ------------
Cash, cash equivalents, and restricted cash at
  end of period                                     $    531,042    $  4,266,168    $  1,934,574
                                                    ============    ============    ============





                                          See accompanying notes to financial statements


                 Semiconductor Laser International Corporation

                Notes to Financial Statements December 31, 1997



1.  Organization

Semiconductor Laser International Corporation (the"Company") was incorporated in New York State in September 1993 (inception) and, subsequently, reincorporated in Delaware in September 1997, to produce high power semiconductor diode laser wafers and bars ("HPDLs"), and to market these products worldwide.

The Company's primary activities since incorporation, as a development stage enterprise, had been research and development, business and financial planning, raising capital and constructing and equipping its manufacturing facility. The Company had previously relied on facilities provided through the Wright Cooperative Research and Development
Agreement (CRDA) with the U.S. Air Force for the development and quality control testing of its HPDLs. The CRDA expired in September
1996 and was not renewed. The Company has since completed the construction of its manufacturing facility in Binghamton, New York, where it is conducting all activities.

Effective April 1, 1997, the Company ceased operating as a development stage enterprise as it began commercial production of its products.

2.  Financial Resources and Liquidity

The Company has incurred net losses from inception (September 21, 1993) and has an accumulated deficit at December 31, 1997 of $12,822,177. Such losses have resulted primarily from the Company's activities as a development stage enterprise and have been financed primarily from proceeds from the Company's initial public offering and private equity financing (see Note 11). The Company expects that its cash and working capital requirements will continue to be significant as its operations expand. The Company expects that such cash and working capital requirements will be satisfied through a combination of revenue growth and additional private equity financing. In this regard, the Company has secured a non-binding letter of intent for private equity financing in the amount of $1,237,500 and intends to use the net proceeds of approximately $1,052,000 for working capital requirements. In the event that revenue growth is not attained or additional private equity financing is not obtained, the Company has the ability and intends to undertake actions to reduce operating expenses.


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

Inventory

Inventory is valued at the lower of cost or market. Cost is determined by the first in, first out (FIFO) method.

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

Impairment of long-lived assets

Assessments of the recoverability of long-lived assets are conducted when events or circumstances occur that indicate that the carrying value of the asset may not be recoverable. The measurement of impairment is based on the ability to recover such carrying value from the future undiscounted cash flows of related operations.

Revenue Recognition

Revenue recognition is based on the terms of the underlying sales agreements (purchase orders or contracts). Revenue for fixed price milestone contracts is recognized upon the completion and billing of the milestone. Customers entering into long-term contracts with the Company include the U.S. Government, prime or subcontractors for which the U.S. Government may be the end customer, and other domestic end-users.

Comprehensive Income

In 1998, the Company will implement Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income", which will have no impact on the Company's results of operations or financial position as the statement requires only additions to current disclosures.

Research and development

Research and development costs are expensed as incurred. Included in research and development expenses are costs related to development of prototypes of $51,013, $2,073,476 and $500,526 for the years ended December 31, 1995, 1996 and 1997, respectively.

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

Net loss per share

In December 1997, the Company adopted the provisions of Statement of Financial Accounting Standards No. 128, Earnings per Share ("FAS 128") which requires the presentation of basic and diluted earnings per share in a Company's financial statements for reporting periods ending subsequent to December 15, 1997. As required by SEC Staff Accounting Bulletin No. 98, previously reported 1996 and 1995 per share information contained in the accompanying consolidated financial statements has been restated to give effect to the adoption of FAS 128, resulting in an increased net loss per share of $0.01 and $0.09 for the years ended December 31, 1996 and 1995, respectively.

Net loss per share is computed using the weighted average number of common shares outstanding.

As of December 31, 1997, the Company had outstanding warrants and options to purchase 2,946,334 and 141,305 shares of common stock, respectively, which are not included in the calculation of earnings per share for the twelve months ended December 31, 1997, and would not be included in such calculation due to the anti-dilutive nature of these instruments.

4.  Inventories

Inventories at December 31, 1997 and 1996 consist solely of raw materials and supplies. During the period the Company was in the development stage and had not yet commenced commercial production, the cost of prototypes, including the cost of raw materials and subcontracted labor costs, has been charged to research and development expenses.

5.  Plant, Property and Equipment

Plant, property and equipment consists of the following:
                                                       December 31,
                                                    1996          1997
                                                 -----------   -----------

Land                                             $   174,609   $   175,459
Building                                           1,680,600     2,097,215
Machinery and equipment                              936,208       420,711
Furniture and fixtures                               267,262       151,888
Automobiles                                           76,124        76,124
                                                 -----------   -----------
                                                   3,134,803     2,921,397
Less: accumulated depreciation                       (98,874)     (201,581)
                                                 -----------   -----------
                                                 $ 3,035,929   $ 2,719,816
                                                 ===========   ===========

Depreciation expense for the years ended December 31, 1995, 1996 and 1997, was $23,105, $71,306 and $125,670, respectively.


During 1996, the Company sold and leased back, under a sale and leaseback program, machinery and equipment and furniture and fixtures amounting to approximately $895,000 and, in 1997, sold and leased back approximately $2,677,000 of machinery, equipment, furniture and fixtures.
No gain or loss was realized in either year relative to the sale and leaseback transactions.

6. Deposits and Other Assets

Deposits and other assets consist of the following:

                                                       December 31,
                                                 -------------------------
                                                    1996          1997
                                                 -----------   -----------
Deposits under master lease agreement            $   279,267   $   562,506
Equipment deposit                                    342,267        -
Unamortized service contract costs                    29,895        -
Other                                                  4,499        28,814
                                                 -----------   -----------
                                                 $   655,928   $   591,320
                                                 ===========   ===========

7. Accrued Royalty Payments

In 1994, the Company entered into an exclusive licensing agreement under which it has access to proprietary semiconductor laser device and manufacturing technology and can manufacture, market and distribute its products worldwide. The Company's rights under this agreement are for a period of ten years calling for a running royalty of 0.5% of gross sales for products utilizing this technology. In each of the final five years of this agreement, the Company is obligated to pay a minimum annual royalty of $20,000. Such minimum royalty payments aggregating $100,000 have been reflected in the accompanying financial statements. Royalties payable under the terms of the agreement are expensed as incurred.
No royalty payments were made during the years ended December 31, 1995, 1996 and 1997.

8. Accrued expenses and other liabilities

Accrued expenses and other liabilities consist of the following:

                                                       December 31,
                                                 -------------------------
                                                    1996          1997
                                                 -----------   -----------
Accrued payroll and benefits                     $    37,078   $    54,371
Professional fees                                     46,521        94,719
Other accrued expenses                                 8,600        12,455
                                                 -----------   -----------
                                                 $    92,199   $   161,545
                                                 ===========   ===========

                                     28
9. Debt

Long-term debt consists of the following:

                                                       December 31,
                                                 -------------------------
                                                    1996          1997
                                                 -----------   -----------

Bank term loan, principal and interest
at 10% payable monthly through
January 2002                                     $    19,874   $    42,269

Bank term loan, principal and interest
at 10% (adjustable after December 2001)
payable monthly through December 2006                816,000       792,408
                                                 -----------   -----------
                                                     835,874       834,677
Less current portion                                 (25,948)      (36,394)
                                                 -----------   -----------
                                                 $   809,926   $   798,283
                                                 ===========   ===========


Both loans are secured by assets purchased with the proceeds of the loans. The bank term loan due December 2006 prohibits the Company from payment of dividends, except from net income accrued after the date of the loan agreement, and requires that the Company maintain certain financial ratios and indicators. At December 31, 1997, the Company was not in compliance with the minimum net worth requirements of bank term loan due December 2006. However, a waiver of the right to demand payment for this non-compliance has been provided by the lender covering any period prior to December 31, 1998.


Aggregate annual principal payments applicable to long-term debt through the year ended December 31, 2002 are $203,322.

The Company has available an unused, secured line of credit in the amount of $1,000,000 for purposes of providing working capital, if necessary. The line bears interest at prime plus 1.5% (prime being 8.5% at December 31, 1997) on the outstanding balance and matures March 31, 1999.

10. Income taxes

There was no provision for income taxes for the years ended December 31, 1995, 1996 and 1997.

Deferred income tax assets (liabilities) consisted of the following:

                                                       December 31,
                                                 -------------------------
                                                    1996          1997
                                                 -----------   -----------
Depreciation and amortization                    $   (91,190)  $  (120,885)
Accruals                                              39,000        39,000
Compensatory Stock Options                           105,453       105,453
Net operating loss carryforward                    1,939,035     3,860,628
                                                 -----------   -----------
                                                   1,992,298     3,884,196
Valuation allowance                               (1,992,298)   (3,884,196)
                                                 -----------   -----------
                                                 $    -        $    -
                                                 ===========   ===========

Net operating loss carry forwards, of approximately $10,000,000 expire in the years 2008 to 2012. Internal Revenue Code Section 382 places a limitation on the utilization of Federal net operating loss carry forwards when an ownership change, as defined by tax law, occurs. Generally, an ownership change as defined occurs when a greater than 50 percent change in ownership takes place. The annual utilization of net operating loss carryforward generated prior to such changes in ownership will be limited, in any one year, to a percentage of fair market value of the Company at the time of the ownership change.

A valuation allowance is recorded when it is more likely than not that deferred taxes will not be realized. Because the Company has only recently transitioned from the development stage and future income is uncertain, management has determined that a full valuation allowance against all deferred tax assets is necessary at December 31, 1996 and 1997.

11. Common Stock

Options

The following summarizes stock option activity:



                                                            Exercise
                                            Number of       Price per
                                              Shares          Share             Expiration Date
                                            ---------    --------------     ------------------------
Outstanding at December 31, 1994                1,971    $      0.25        October 1998

Granted in November 1995, to Officers          68,957    $      0.05        November 1999
Granted in November 1995, to Directors in
  exchange for services                        19,702    $      0.05        November 1999
                                            ---------

Outstanding at December 31, 1995               90,630    $  0.05-0.25

Granted  under Employee Stock Option
  Plan                                        104,000    $  5.00-$9.25      March-December 2000
Options exercised, July 1996                   (1,971)   $      0.25
Options forfeited                              (3,500)   $      5.50
                                            ---------

Outstanding at December 31, 1996              189,159    $  0.05-$9.25

Granted under Employee Stock Option
  Plan                                        113,550    $  8.19-$0.6875    March 2000-December 2001
Options exercised, May and July 1997          (39,404)   $      0.05
Options forfeited                             (50,500)   $  5.00-$9.00
Options canceled                              (76,500)   $  0.72-$9.25
                                            ---------
Outstanding at December 31, 1997              136,305    $  0.05-$0.6875
                                            =========


90,630, 189,159 and 102,755 options were exercisable at December 31, 1995, 1996 and 1997, respectively, at a weighted average exercise price of $0.05, $3.24 and $0.38, respectively.

On November 20, 1995, the Board of Directors canceled options for 88,659 shares with an exercise price of $2.54 and options for an equal amount of shares were issued at an exercise price of $.05 per share and an expiration date of November 19, 1999. Non-cash compensation expense of $261,544 was recognized related to such options.

On October 23, 1995, the Board of Directors adopted the Company's 1995 Employee Stock Option Plan (the "Plan") which provides for the granting of options and stock awards for up to 250,000 shares of the Company's Common Stock. Awards under the plan are discretionary and are administered by a committee of the Board of Directors. The exercise price of the options shall not be less than the fair market value at the date of the grant. Options granted under the plan vest over varying periods after the date of the grant and expire over varying periods up to ten years after the date of the grant.

During 1996 the Company granted options to purchase 104,000 shares under the Plan, including 43,500 options to executive officers and directors of the Company. Of the 104,000 options granted, 37,000 were subject to the approval of the Board of Directors, such approval being subsequently granted. The options granted in 1996 had exercise prices ranging from $5.00 to $9.25, vesting periods through December 1999 and expire in the year
2000.

In 1997, the Company granted options to purchase 113,550 shares under the Plan, including 55,500 to executive officers and directors of the Company, at a price of $0.6875 per share with varying vesting periods through December 1999 and expiration dates through December 2001. During 1997, the Company also canceled 76,500 options previously issued, including 46,000 options previously issued to executive officers and directors of the Company, with exercise prices ranging from $0.72 to $9.25. 50,500 options expired unexercised in 1997 under the terms of the Plan.

As permitted by Statement of Financial Accounting Standards ("SFAS")
No. 123, the Company continues to account for options in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and its related interpretations. Had the compensation cost for the options issued in 1995, 1996 and 1997 to officers and employees been determined based upon the fair value at the grant date in accordance with methodology prescribed under SFAS No. 123, the Company's net loss would have increased by approximately $14,000 (or $0.01 per share) in 1995, $263,000 (or $0.09 per share) in 1996 and $27,000 (or $0.01 per share)
in 1997. The weighted average fair value of the options granted in 1995, 1996 and 1997 was estimated at $2.83, $2.77 and $0.31 per option, respectively, on the dates of grant, using the Black-Sholes option pricing model which included the following assumptions stated on a weighted average basis:

                                  1995          1996          1997
                               ----------    ----------    ----------

Dividend Yield                      0%            0%            0%

Volatility                       55.32%        54.08%        63.13%

Risk Free Interest Rate           5.70%         6.14%         5.68%

Expected Life                   5 years       3.7 years     2.9 years

Warrants

Warrants were issued in connection with common stock issued at various times from December 1994 through April 1995. Each warrant entitled the holder to purchase one share of common stock for $2.94 per share.

Warrants were issued in connection with the Company's initial public offering in March 1996. Also, in July 1996, the underwriter of the Company's initial public offering exercised its overallotment option to purchase an additional 255,000 warrants. Of the 1,955,000 warrants issued, 1,948,000 were outstanding at December 31, 1996.

On January 3, 1997, the Company issued 58,384 warrants in connection with an operating lease agreement (see Note 11). The warrants could not be exercised prior to February 1997 and entitle the warrant holder to purchase an equal amount of common stock at $5.00 per share. The value of such warrants, as determined by the market price at time of issue, has been reflected in the financial statements as an other asset and additional paid-in capital in the amount of $167,710.

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

In October 1997, in connection with a private placement of the Company's
Series A 8% Convertible Preferred Stock (the "October Private Placement"), the Company issued to Marketing Direct Concepts, Inc., a financial public relations firm, the following warrants, all having a term of three years;

                    Number of Warrants          Exercise Price
                    ------------------          --------------

                         600,000                    $3.4688
                          75,000                    $3.4688
                          25,000                    $4.3438
                          25,000                    $4.8438
                          25,000                    $5.3438


Also, in connection with the October Private Placement, the Company issued 20,000 warrants with a term of two years and an exercise price of $3.75 to a financial consultant of the Company. The value of the Warrants issued in connection with the October Private Placement has been estimated at approximately $1,200,000 and has been reflected as a charge to the results of operation for the year ended December 31, 1997.

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

October 1997 Private Placement

In October 1997, the Company completed a private placement (the "Private Placement") of 10 Units (the "Units"), each Unit consisting of 200,000 shares of Series A 8% Convertible Preferred Stock (the "Convertible Preferred Stock"), for an aggregate purchase price of $3,500,000. After deducting the Placement Agent's commissions and expenses of $525,000 and other expenses of the offering aggregating $138,000, the net proceeds of the Private Placement to the Company were approximately $2,837,000.

The shares of Convertible Preferred Stock underlying the Units were convertible in whole or in part, at the option of the holder thereof and upon notice to the Company, into fully paid and nonassessable shares of Common Stock at the Conversion Rate. The Conversion rate, subject to certain adjustments, was in the event the conversion date occurred (i) on or prior to December 5, 1997, one share of Common Stock for each share of Convertible Preferred Stock being converted, and (ii) after December 5, 1997, the number of shares of Common Stock equal to the number of shares of Convertible Preferred Stock being converted divided by the product of the average market price of the Common Stock for the five (5) consecutive trading days immediately prior to such conversion date multiplied by 70%. The market price for any date was the closing bid price of the Common Stock on such date as reported by the National Association of Securities Dealers' Automated Quotation System.

On December 30, 1997, the holders of all 2,000,000 outstanding shares of the Convertible Preferred Stock converted their shares of Convertible Preferred Stock into 4,712,810 shares of Common Stock in the aggregate, in accordance with the terms of the conversion formula.

The Company had also agreed to use its best efforts to effect a Registration of the Common Stock issued upon conversion. A Registration of the securities issued upon conversion became effective January 14, 1998.

In accordance with the Emerging Issues Task Force Topic D-60 "Accounting for the Issuance of Convertible Preferred Stock and Debt Securities with a Nondetachable Conversion Feature", the Company has accounted for the conversion right associated with conversion on or before December 5, 1997 as a "Beneficial Conversion Feature". The Beneficial Conversion Feature has been calculated as the product of the difference between the quoted market price of the Common Stock on December 5, 1997 and the price paid for the Convertible Preferred Stock applied to the number of shares of Convertible Preferred Stock fully paid as of October 27, 1997, and amounted to $1,688,000 and has been recorded by the Company as a charge to income available to Common Stockholders and as an increase to additional paid-in capital. The Convertible Preferred Stock issued on December 11, 1997, was immediately convertible into 1,098,732 shares of Common Stock, based on the conversion formula in effect and the market price of the Company's Common Stock. Had such shares of Convertible Preferred Stock been converted on December 11, 1997, the value of the Common Stock issued upon conversion would have been less than the price paid for the Convertible Preferred Stock. Therefore, no Beneficial Conversion Feature was recognized.

Also, in connection with the October Private Placement, the Company entered into a one-year agreement with Marketing Direct Concepts, Inc. ("MDC") for ongoing financial public relations services. Under the agreement, the Company will receive a range of financial public relations services, including the establishment of contact with a number of brokers, the preparation of certain reports, the establishment of a web site and the arrangement of broker teleconferences. In consideration for these services, the Company is obligated to pay a fee of $195,000, 40,000 shares of non-registered common stock, 150,000 three year warrants at exercise prices at or above the closing bid price of the Company's Common Stock as of October 27, 1997 and 600,000 three-year warrants exercisable at $3.4688. The value of the warrants (approximately $1,200,000) and a portion of the cash fee have been charged to the results of operations for the year ended December 31, 1997.

12. Commitments, Contingencies and Other Matters

Operating Leases

In October 1996, the Company entered into a master equipment lease agreement with FINOVA Technology Finance, Inc. ("FINOVA"). The agreement provided for the sale and ultimate leaseback by the Company of up to $3,500,000 of equipment, furnishings and fixtures. As part of the consideration for the agreement, the Company issued a warrant certificate for 58,334 warrants entitling FINOVA to purchase a corresponding number of shares of the Company's common stock at $5.00 per share. The warrants cannot be assigned, sold, transferred or otherwise disposed of prior to February 27, 1998. The warrants are currently exercisable. The warrants have been valued at $167,710, the fair market value of the Company's warrants at the date of issuance and such value is being amortized over the term of the lease.

Rent expense under noncancellable operating leases was $ 0, $25,563 and $1,024,280 for the years ended December 31, 1995, 1996 and 1997, respectively.

The Company had previously leased its office facility and furniture under an operating lease on a month to month basis. Rent expense related to those leases for the years ended December 31, 1995 and 1996 was $4,780 and $42,755, respectively.

Future minimum payments under noncancellable operating leases, including the Finova lease agreement, at December 31, 1997, are as follows:

                 Year Ending
                 December 31,
               ----------------

                    1998                 $1,009,000
                    1999                  1,009,000
                    2000                  1,009,000
                    2001                    213,000
                                         ----------

                                         $3,240,000
                                         ==========


Litigation

The Company settled all outstanding issues in December 1997 involving Theodore Konopelski, a former director, employee and officer that the Company terminated for cause. Mr. Konopelski had disputed such termination. The settlement required a cash payment, which amount was not material to the financial position or results of operations of the Company.

The Company is currently engaged in litigation with a former employee who the Company sought action against relative to a breach of confidentiality and defamation of character. The former employee has responded with a counter claim alleging defamation of character and is seeking $500,000 in damages. The litigations are presently in the discovery stage. The Company believes the counter claim is without merit and is rigorously defending such action and that the ultimate outcome of such action will not have a material impact on the financial condition or results of operations of the Company.

The Company is currently engaged in a litigation with an individual who alleges that he never received approximately 40,000 shares of Common Stock he allegedly purchased from the Company. The Company never received any funds from such alleged purchaser and denies any liability. The Company believes the suit is without merit and that the ultimate outcome will not have a material impact on the financial conditions or results of operations of the Company.

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

In consideration for the Northwestern license, the Company paid Northwestern University a non-refundable license fee of $21,000 plus $10,000 of the Company's unregistered common stock (1,231 shares). In addition, the Company issued 1,500 shares of unregistered common stock, valued at $2,586. These amounts have been charged to research and development expense. Royalties are also required for sales derived from this technology and are based on net sales volume on a sliding scale from 4% to 1%.

In November 1996, the Company entered into an agreement with a Professor at Northwestern University for services as an advisor to transfer the aluminum free technology to the Company for commercial production. In consideration for the agreement, the Company committed to issue
120,000 shares of the Company's unregistered common stock to the Professor. The fair market value of the Company's unregistered common stock granted, as of the date of the agreement, was $1,050,000 and has been included in the accompanying financial statements as common stock issuable at December 31, 1996 and research and development expenses. The common stock was issued in January 1997.

13.  Subsequent Event

On March 25, 1998, the Company received a non-binding letter of intent to purchase 1,650,000 shares of the Company's common stock at a price of $0.75 per share in a private placement (the"Placement"). The Company expects to realize net proceeds of approximately $1,052,000 from the Placement after deducting fees of approximately 15%. The letter of intent also provides for demand registration rights. The Company expects that the Placement will close in accordance with the terms of the letter of intent.

Item 8. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure
    None.

                                 PART III


Item 9. Directors, Executive Officers; Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

Directors and Executive Officers

The Company's directors and executive officers are as follows:


                       Name                     Age           Position with the Company
---------------------------------------------   ---   -------------------------------------------
Dr. Geoffrey T. Burnham ......................   50   Chairman, President, Chief Executive Officer
Susan M. Burnham .............................   42   Vice President, Treasurer and Director
George Barrett ..............................    64   Director
Dr. Brian Thompson ..........................    65   Director


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

The Company has agreed, for a period of five years following the Effective Date, if so requested by Whale Securities Co., L.P., the Underwriter
(the "Underwriter"), of the Company's initial public offering (the
"Public Offering"), to nominate and use its best efforts to elect a designee of the Underwriter to the Board or, at the Underwriter's option, as a nonvoting advisor to the Board. The Underwriter has not yet exercised its right to designate such person.

Board Committees

The company has a Compensation Committee and Audit Committee.

Compensation Committee

The function of the Compensation Committee is to make recommendations to the Board with respect to compensation of executive officers. In addition, the Compensation Committee administers the Company's 1995 Stock Option Plan (the "Option Plan"), determining the persons to whom options should be granted and the number of options to be granted to such persons. The Compensation Committee also administers plans and programs relating to the employee benefits, incentives and compensation. Messrs. Barrett and Thompson are the current members of the Compensation Committee.

Audit Committee

The function of the Audit Committee is to, among other things, make recommendations to the Board of Directors regarding the selection of independent auditors, review and evaluate the result and scope of the audit and other services provided by the Company's independent auditors, review the Company's financial statements and review and evaluate the Company's internal control functions. Messrs. Barrett and Thompson are the current members of the Audit Committee.

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

Section 16(a) Beneficial Ownership Reporting Compliance

To the Company's knowledge, based solely on review of the copies of such reports furnished to the Company and information furnished by the reporting person, during the fiscal year ended December 31, 1997 all
Section 16(a) filing requirements applicable to the Company's officers, directors and greater than 10% beneficial owners were complied with.

Item 10. Executive Compensation

Summary Compensation Table

The following table sets forth the cash and other compensation paid by the Company to Dr. Geoffrey T. Burnham, its President and Chief Executive Officer, during the fiscal years ended December 31, 1997, 1996 and 1995. No other executive officer of the Company received aggregate compensation and bonuses which exceeded $100,000 during such years.

				SUMMARY COMPENSATION TABLE

                                                                                  Long Term
                                                                                Compensation
                                             Annual Compensation                    Award
                              ----------------------------------------------   -----------------
                               Year Ended                                         Securities
Name and Principal Position   December 31,        Salary ($)       Bonus ($)   Underlying Option
---------------------------   ------------        ----------       ---------   -----------------
Dr. Geoffrey T. Burnham,         1997              $ 127,395           -               -
 Chairman, President and         1996              $ 116,269           -               -
 Chief Executive Officer         1995              $  71,269         $30,000        39,404(1)(2)

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

The following table sets forth all grants of options to purchase
Common Stock to Dr. Burnham for the fiscal year ended December 31, 1997.

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


The following table sets forth information concerning outstanding options to purchase Common Stock held by Dr. Burnham as of the year ended December 31, 1997. Dr. Burnham did not exercise any options in fiscal 1997.

				OPTION EXERCISES DURING 1996 FISCAL YEAR
				    AND FISCAL YEAR-END OPTION VALUES


                                                          Number of Securities underlying      Value of Unexercised "In-the-
                                                           Unexercised Options at Fiscal       Money" Options at Fiscal Year-
                                                                   Year-End                                 End (1)
                                                          -------------------------------      ------------------------------
                           Shares Acquired        Value
                             on Exercise        Realized   Exercisable     Unexercisable       Exercisable     Unexercisable
                            ---------------     --------  --------------  ---------------      -------------   --------------
Dr. Geoffrey T. Burnham           -                 -          39,404           0               $ 70,690.78         $0

_______________

(1) Based upon an estimated fair market value of $1.844 per share of Common Stock as of December 31, 1997 less the $.05 exercise price of such options.

Compensation of Directors

     Other than compensation otherwise payable under employment agreements with Dr. Burnham and Ms. Burnham, employee directors receive no cash compensation for serving on the Board (other than reimbursement of reasonable expenses incurred in attending meetings). The Company pays its nonemployee directors $1,000 per face to face meeting and reasonable out-of-pocket expenses. In addition, all nonemployee directors receive, pursuant to the Option Plan, annual grants of options to purchase 2,500 shares of Common Stock for the following year's service. Newly elected nonemployee directors receive a pro rata portion of such share grant based on the period remaining until the next date of grant following their date of election. Messrs. Barrett and Thompson each received options to purchase 9,851 shares of Common Stock at $.05 per share in November 1995 in recognition of prior services to the Company. Also, in November 1995 Messrs. Barrett and Thompson each received options to purchase 2,500 shares of Common Stock under the Option Plan exercisable at $5.00 per share.

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

In November 1995, the Company granted options under the Option Plan exercisable for the purchase of an aggregate of 11,000 shares of Common
Stock, including options to purchase 2,500 shares each granted to Messrs. Barrett and Thompson. All of these options are exercisable at a price of $5.00 per share and are immediately exercisable. During 1996, the Company granted options under the Option Plan for the purchase of an aggregate of 93,000 shares of Common Stock, including options to purchase 30,000 shares granted to Ms. Burnham. Ms. Burnham's options are exercisable at a price of $5.25 per share and are immediately exercisable.

During 1997, the Company granted options under the Option Plan for the purchase of an aggregate 113,500, including 55,000 to executive officers and directors of the Company, exercisable at $0.6875 per share with varying vesting periods through December 1999 and expiration dates through December 2001. Also, during 1997, the Company canceled 76,500 options previously issued, including 46,000 previously issued to executive officers and directors of the Company, with exercise prices ranging from $0.72 to $9.25. 50,500 options expired unexercised in 1997 under the terms of the Plan


Non-Plan Options

The Company has issued and outstanding options to purchase up to an aggregate of 49,255 shares of Common Stock (the "Non-Plan Options") outside of the Option Plan to certain executive officers and non-employee directors
The Non-Plan Options are immediately exercisable at a price of $0.05 per share. Of the Non-Plan Options, options to purchase 39,404 and 9,851 shares of Common Stock were granted to Dr. Burnham and Mr. Thompson, respectively.

Employment Agreements

The Company entered into employment agreements with Dr. Geoffrey T. Burnham and Susan M. Burnham in October 1995. Each of Dr. Burnham's and Ms. Burnham's employment agreements provides for an initial three-year term, commencing on October 1, 1995, and each requires full-time service to the Company.
Dr. Burnham's agreement provides for a base salary $110,000 per annum, and Ms. Burnham's agreement provides for a base salary $75,000 per annum. Each of the agreements provides for continuing automatic one-year extensions to maintain its three-year term, until the agreement is terminated by either party. Certain fringe benefits are also provided, including split dollar life insurance and certain expense allowances. Dr. Burnham and Ms. Burnham also may be granted annual increases of 10% per annum at the discretion of the Board and bonuses based upon meeting defined goals established by the Board. All such bonuses and other increases must also be approved by the Underwriter for a period of three years following the Effective Date, or sooner in the event that the Company achieves annual profitability prior to the end of the period.
These agreements also provide that the Company will continue to pay the base salary to the employee or the employee's legal representative in the event of the employee's termination due to disability or death, for a period commencing at the time of such termination and ending at the end of the employment term. The agreements contain provisions prohibiting the employee from competing with the Company during the term of employment and for a period of two years thereafter. Dr. Burnham's agreement provides that he will serve as Chairman of the Board, and Ms. Burnham's agreement provides that she will serve as a director on the Board.

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

Item 11.  Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information as of March 31, 1998 based on information obtained from the persons named below, relating to the beneficial ownership of shares of Common Stock by (i) each beneficial owner of more than 5% of the outstanding Common Stock, (ii) each director,
(iii) each named executive officer and (iv) all current executive officers and directors of the Company as a group.


                                              Amount and Nature             Percentage of
                                                of Beneficial             Outstanding Shares
Name and Address of Beneficial Owner (1)        Ownership (2)                Owned (2)
----------------------------------------      ------------------         -------------------
Geoffrey T. Burnham.....................          431,894(3)                     3.8%

Susan M. Burnham........................          431,894(4)                     3.8%

Brian J. Thompson.......................           17,351(5)                       *
692 Mount Hope Avenue
Rochester, NY  14620

George Barrett..........................           17,841(6)                       *
119 High Crest Drive
West Milford, NJ  07840

Dafico Investment Corporation...........          660,468                        5.8%
c/o Frank R. Cohen, Esq.
Cohen & Cohen
445 Park Avenue, 15th Floor
New York, New York   10022

All Directors and executive officers as
     a group (4 persons)................          898,980(7)                     7.8%


_________________

* Less than 1%
(1) Unless otherwise indicated, the address of each beneficial owner identified is 15 Link Drive, Binghamton, NY 13904.
(2) Unless otherwise indicated, the Company believes that all persons named in the table have sole voting and investment power with respect to all shares of Common Stock beneficially owned by them.
      A person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days from March 31, 1998 upon the exercise of options, warrants or convertible securities. Each beneficial owner's percentage ownership is determined by assuming that options, warrants or convertible securities that are held by such person (but not those held by any other person) and which are exercisable within 60 days of March 31, 1998 have been exercised or converted. Assumes a base of 8,389,552 shares of Common Stock outstanding, before any consideration is given to outstanding options or warrants.
(3) Includes 23,823 shares held in trust by Dr. Burnham as trustee, as to which Dr. Burnham disclaims any beneficial interest; 4,925 shares, and 4,925 shares issuable upon exercise of Private Warrants, held in an IRA trust for the benefit of Dr. Burnham; Non-Plan Options to purchase 39,404 shares; and 165,405 shares owned by Susan Burnham, the wife Dr. Burnham, and 31,000 shares issuable upon the exercise of Option Plan options granted to Ms. Burnham, as to which Dr. Burnham disclaims any beneficial interest.
(4) Includes 162,412 shares owned by Dr. Burnham; 23,823 shares held in trust by Dr. Burnham as trustee; 4,925 shares, and 4,925 shares issuable upon exercise of Private Warrants, held in an IRA trust for the benefit of Dr. Burnham; and 39,404 shares issuable upon exercise of Non-Plan options held by Dr. Burnham, as to all of which Susan Burnham disclaims any beneficial interest; and 31,000 shares issuable upon the exercise of Option Plan options granted to Ms. Burnham.
(5)   Consists of Non-Plan Options to purchase 9,851 shares and Option
      Plan options to purchase 7,500 shares.
(6)   Consists of Non-Plan Options to purchase 9,851 shares and Option
      Plan options to purchase 2,500 shares. Also includes 490 shares issuable upon the exercise of warrants in the Public Offering.
(7) Includes an aggregate of 93,170 shares of Common Stock issuable upon the exercise of Option Plan options, Non-Plan Options, Private Warrants and warrants purchased in the Public Offering.

Item 12.  Certain Relationships and Related Transactions

Upon incorporation of the Company in New York in September 1993, Dr. Geoffrey Burnham purchased 374,331 shares of Common Stock for a purchase price of $19,000, some of which shares were subsequently transferred to other related entities or individuals. In addition, in November 1995, Dr. Burnham transferred 22,693 of these shares back to the Company, for no consideration, in order for the Company to then reissue such shares to another individual in settlement of all outstanding claims for services rendered by such individual on behalf of the Company prior to its incorporation. In connection with the December 1994 Placement, Dr. Burnham, in March 1995, purchased an aggregate of 4,925 shares of Common Stock and 4,925 Private Warrants for an aggregate purchase price of $10,000.

Any future transactions, if any, between the Company and its officers, directors and/or greater than 5% shareholders will continue to be on terms no less favorable to the Company than could be obtained from independent third parties and will be approved by a majority of the independent, disinterested directors of the Company.


Item 13. Exhibits, List and Reports on Form 8-K.

(a) Exhibits.

3.2   By-Laws of the Company.
3.3   Certificate of Ownership and Merger.
4.1 Form of Underwriter's Warrant Agreement, dated as of March 19, 1996, between the Company and Whale Securities Co., L.P.(1)
4.2   Form of Warrant Agreement dated as of March 19, 1996, among the
      Company, Whale Securities Co., L.P. and American Stock Transfer &
      Trust Company.(1)
4.3 Warrant, dated January 3, 1997, between the Company and Finova Technology Finance, Inc.
4.4 Corrected Certificates of Designations of Series A 8% Convertible Preferred Stock. (2)
4.5 Certificate of Correction of Certificate of Designations of Series A 8% Convertible Preferred Stock, filed with the Secretary of the State of Delaware on November 4, 1997. (2)
4.6 Certificate of Correction of Certificate of Designations of Series A 8% Convertible Preferred Stock, filed with the Secretary of the State of Delaware on December 15, 1997. (2)
4.7 Specimen Certificate of Registrant's Series A 8% Convertible Preferred Stock. (2)
4.8   Specimen Certificate of Registrant's Common Stock. (2)
4.9 Form of Warrant dated October 23, 1997 between the Registrant and World Capital Funding, Inc.. (2)
4.10 Form of Warrant between the Registrant and Marketing Direct Concepts, Inc.. (2)
4.11 Form of Subscription Agreement between the Registrant and each purchaser of the Registrant's Series A 8% Convertible Preferred Stock. (2)
4.12 Form of Option Agreement dated October 27, 1997 between the Registrant and State Street Securities, Inc.. (2)
4.13 Amendment to Option Agreement dated December 30, 1997 between the Registrant and State Street Securities, Inc.. (2)
4.14  Form of Voting Proxy. (2)
5.1   Opinion of Ruben Baum Levin Constant & Friedman regarding legality. (2)
10.1 License Agreement, dated June 3, 1994, by and between the Company and the Air Force. (1)

10.2 CRDA, dated January 19, 1994 between the Company and Wright Laboratories of the Air Force.(1).
10.3 Amendment, effective January 19, 1994 to CRDA between the Company and Wright Laboratories of the Air Force.(1)
10.4 CRDA, dated May 1995, between the Company and Rome Laboratory of the Air Force.(1)
10.5 Employment Agreement, dated as of October 1, 1995 between the Company and Geoffrey T. Burnham.(1)
10.6 Employment Agreement, dated as of October 1, 1995 between the Company and Susan M. Burnham.(1)
10.7 Employment Agreement, dated as of October 1, 1995, by and between the Company and Theodore W. Konopelski.(1)
10.8 Consulting Agreement, dated November 10, 1995, by and between the Company and George W. Barrett. (1)
10.9  1995 Stock Option Plan of the Company.(1)
10.10 Real Property Lease, dated as of August 23, 1995, by and between Manufacturers and Traders Trust Company and the Company. (1)
10.11 Form of Private Warrants (1)
10.12 Form of Consulting Agreement between the Company and Whale Securities Co., L.P.. (1)
10.13 Master Equipment Lease Agreement with Finova.
10.14 Northwestern License.
11.1  Statement re: computation of per share earnings
23.1  Consent of Rubin Baum Levin Constant & Friedman included in
      Exhibit 5.1. (2)
23.2  Consent of Price Waterhouse LLP. (2)
24.1 Power of Attorney (included on signature page of Registrant's Registration Statement on Form S-3 ( Reg. No. 333-39879)). (2)
----------

(1) Incorporated by reference to Registrant's Registration Statement on Form S-1 (Reg. No. 333-754) which was declared effective by the Securities and Exchange Commission on March 19, 1996.

(2) Incorporated by reference to Registrant's Registration Statement on
Form S-3 (Reg. No. 333-39879) which was declared effective on January 14, 1998.

(b) Reports on Form 8-K

    None.

                                SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             SEMICONDUCTOR LASER INTERNATIONAL CORPORATION



         April 13, 1998            By: /s/  Geoffrey T. Burnham
                                      ______________________________

                                   Geoffrey T. Burnham, Chairman of
                                     the Board, President and Chief
                                     Executive Officer (principal executive
                                     officer and principal financial and
                                     accounting officer)


In accordance with the requirements of the Exchange Act, this Report has been signed by the following persons in the capacities and on the dates stated.


         Signature                        Title                      Date


/s/   Geoffrey T. Burnham
-----------------------------    Chairman of the Board, President
      Geoffrey T. Burnham         and Chief Executive Officer
                                 (principal executive officer
                                  and principal financial and
                                  and accounting officer)        April 13, 1998


-----------------------------    Vice President, Treasurer
      Susan M. Burnham            and Director                   April 13, 1998


/s/   Brian J. Thompson
-----------------------------
      Brian J. Thompson          Director                        April 13, 1998

/s/   George W. Barrett
-----------------------------
      George W. Barrett          Director                        April 13, 1998

[TYPE]     EX-3.2

                                  Exhibit 3.2

                               RESTATED BY-LAWS

                                      OF

                Semiconductor Laser International Corporation
                           (A Delaware Corporation)



                                  ARTICLE I.

                                   OFFICES

        SECTION 1. Registered Office. The registered office of the Corporation within the State of Delaware shall be located at United Corporate Services, Inc., 15 East North Street, in the City of Dover, County of Kent.

        SECTION 2. Other Offices. The Corporation may also have an office or offices other than said registered office at such place or places, either within or without the State of Delaware, as the Board of Directors shall from time to time determine or the business of the Corporation may require.


                                 ARTICLE II.

                           MEETINGS OF STOCKHOLDERS

        SECTION 1. Place of Meetings. All meetings of the Stockholders for the election of Directors or for any other purpose shall be held at any such place, either within or without the State of Delaware, as shall be designated from time to time by the Board of Directors and stated in the notice of meeting or in a duly executed waiver thereof.

        SECTION 2. Annual Meeting. The annual meeting of stockholders shall be held at such date and time as shall be designated from time to time by the Board of Directors and stated in the notice of meeting or in a duly executed waiver thereof. At such annual meeting, the stockholders shall elect, by a plurality vote, a Board of Directors and shall transact such other business as may properly be brought before the meeting.

        SECTION 3. Special Meeting. Special meetings of stockholders, unless otherwise prescribed by statute, may be called at any time by the Board of Directors, by the Chairman of the Board, if on shall have been elected, or by any holder of at least 10% of the outstanding stock entitled to vote at such meetings.

        SECTION 4. Notice of Meetings. Except as otherwise expressly required by statute, written notice of each annual and special meeting of stockholders stating the place, date and hour of the meeting, and, in the case of a special meeting, the purpose or purposes for which such meeting is called, shall be given to each stockholder of record entitled to vote thereat not less than ten nor more than sixty days before the date of the meeting. Business transacted at any special meeting of stockholders shall be limited to the purpose or purposes stated in the notice. Notice shall be given personally or by mail and, if by mail, shall be sent in a postage prepaid envelope, addressed to each stockholder at such stockholder's address as it appears on the records of the Corporation. Notice by mail shall be deemed given at the time when the same shall be deposited in the United States mail, postage prepaid. Notice of any meeting shall not be required to be given to any person who attends such meeting, except when such person attends the meeting in person or by proxy for the express purpose of objecting, at the beginning of the meeting, to the transaction of any business because the meeting is not lawfully called or convened, or who, either before or after the meeting, shall submit a signed written waiver of notice, in person or by proxy. Neither the business to be transacted at, nor the purpose of, an annual or special meeting of stockholders need be specified in any written waiver of notice.

        SECTION 5. List of Stockholders The officer who has charge of the stock ledger of the Corporation shall prepare and make, at least ten days before each meeting of stockholders, a complete list of the stockholders entitled to vote at the meeting, arranged in alphabetical order, and showing the address of and the number of shares registered in the name of each stockholder. Such list shall be open to the examination of any stockholder, for any purpose germane to the meeting, during ordinary business hours, for a period of at least ten days prior to the meeting, either at a place within the city where the meeting is to be held, which place shall be specified in the notice of meeting, or, if not specified, at the place where the meeting is to be held. The list shall be produced and kept at the time and place of the meeting during the whole time thereof, and may be inspected by any stockholder who is present.

        SECTION 6. Quorum, Adjournments. The holders of a majority of the capital stock issued and outstanding and entitled to vote thereat, present in person or represented by proxy, shall constitute a quorum at all meetings of the stockholders for the transaction of business except as otherwise provided by statute or by the Certificate of Incorporation. If, however, such quorum shall not be present or represented at any meeting of the stockholders, the stockholders entitled to vote thereat, present in person or represented by proxy, shall have the power to adjourn the meeting from time to time, until a quorum shall be present or represented. When a meeting is adjourned to another time or place, notice need not be given of the adjourned meeting if the time and place thereof are announced at the meeting at which adjournment is taken. At any such adjourned meeting at which a quorum shall be present or represented, any business may be transacted which might have been transacted at the original meeting. If the adjournment is for more than thirty days, or if after the adjournment a new record date is fixed for the adjourned meeting, a notice of the adjourned meeting shall be given to each stockholder of record entitled to vote at the meeting.

        SECTION 7. Organization. At each meeting of stockholders, the Chairman of the Board, if one shall have been elected, or, in his or her absence or if one shall not have been elected, the President shall act as chairman of the meeting. The Secretary or, in his or her absence or inability to act, the person who the chairman of the meeting shall appoint secretary of the meeting, shall act as secretary of the meeting and keep the minutes thereof.

        SECTION 8. Order of Business. The order of business at all meetings of the stockholders shall be as determined by the chairman of the meeting.

        SECTION 9. Voting. Except as otherwise provided by statute, by the Certificate of Incorporation or by any agreement to the contrary between the Corporation and all its stockholders, each stockholder of the Corporation having the right to vote shall be entitled to one vote in person or by proxy for each share of the capital stock having voting power held by such stockholder. When a quorum is present at any meeting, directors shall be elected by a plurality of the votes of the shares present in person or represented by proxy at the meeting and entitled to vote on the election of directors. In all matters other than the election of directors, the affirmative vote of the majority of shares present in person or represented by proxy and entitled to vote on the subject matter shall be the act of the stockholders except where the General Corporation Law of the State of Delaware, the Corporations Certificate of Incorporation or any agreement between the Corporation and all its stockholders prescribes a different percentage of votes and/or a different exercise of voting power. In the election of directors, voting need not be by written ballot. Unless required by statute, or determined by the chairman of the meeting to be advisable, the vote on any question need not be by written ballot. On a vote by ballot, each ballot shall be signed by the stockholder voting, or by his or her proxy, and shall state the number of shares voted.

        Section 10. Proxy Representation. Each stockholder entitled to vote at any meeting of stockholders or to express consent or dissent to corporate action in writing without a meeting may authorize another person or persons to act for him by a proxy signed by such stockholder or his or her attorney-in-fact, but no proxy shall be voted after three years from its date, unless the proxy provides for a longer period. Any such proxy shall be delivered to the secretary of the meeting at or prior to the time designated in the order of business for so delivering such proxies.

        Section 11. Inspectors. The Board of Directors shall, in advance of any meeting of Stockholders, appoint one or more inspectors to act at such meeting or any adjournment thereof and make a written report thereof. The Board of Directors may designate one or more persons as alternate inspectors to replace any inspector who fails to act. If no inspector or alternate is able to act at a meeting of stockholders, the person presiding at the meeting shall appoint one or more inspectors to act at the meeting. Each inspector, before entering upon the discharge of his or her duties, shall take and sign an oath faithfully to execute the duties of inspector with strict impartiality and according to the best of his or her ability. The inspectors shall: ascertain the number of shares outstanding and the voting power of each; determine the shares represented at a meeting and the validity of proxies and ballots; count all votes and ballots; determine and retain for a reasonable period of time a record of the disposition of any challenges made to any determination by the inspectors; and certify their determination of the number of shares represented at the meeting, and their count of all votes and ballots. The inspectors may appoint or retain other persons or entities to assist the inspectors in the performance of the duties of inspectors. On request of the person presiding at the meeting, the inspectors shall make a report in writing of any challenge, request or matter determined by them and shall execute a certificate of any fact found by them. No director or candidate for the office of director shall act as an inspector of an election of directors. Inspectors need not be stockholders.

        Section 12. Action by Consent. Whenever the vote of stockholders at a meeting thereof is required or permitted to be taken for or in connection with any corporate action, by any provision of statute or any provision of the Certificate of Incorporation or of these By-laws, the meeting and vote of stockholders may be dispensed with, and the action taken without such meeting and vote, if a consent in writing, setting forth the action so taken, shall be signed by the holders of outstanding stock having not less than the minimum number of votes that would be necessary to authorize or take such action at a meeting at which all shares of stock of the Corporation entitled to vote thereon were present and voted, and shall be delivered to the Corporation by delivery to its registered office in the State of Delaware, its principal place of business or to an officer or agent of the Corporation having custody of the book in which proceedings of minutes of stockholders are recorded. Delivery made to the Corporation's registered office shall be by hand or by certified or registered mail, return receipt requested.


                                 ARTICLE III.

                              BOARD OF DIRECTORS

        SECTION 1. General Powers. The business and affairs of the Corporation shall be managed by or under the direction of the Board of Directors. The Board of Directors may exercise all such authority and powers of the Corporation and do all such lawful acts and things as are not by statute or the Certificate of Incorporation directed or required to be exercised or done by the stockholders.

        SECTION 2. Number, Qualifications, Election and Term of Office. The number of directors constituting the initial Board of Directors shall be one. Thereafter, the number of Directors may be fixed , from time to time, by an affirmative vote of a majority of the entire Board of Directors or by action of the stockholders of the Corporation. The number of directors constituting the Board of Directors shall not be less than 1 and no more than 10, which number may be fixed, from time to time, by the affirmative vote of a majority of the entire Board of Directors or by action of the stockholders of the Corporation. Any decrease in the number of directors shall be effective at the time of the next succeeding annual meeting of stockholders unless there shall be vacancies in the Board of Directors, in which case such decrease may become effective at any time prior to the next succeeding annual meeting to the extent of the number of such vacancies. Directors need not be stockholders of the Corporation. Except as otherwise provided by statute, these By-laws or any agreement to the contrary between the Corporation and all its stockholders, the directors (other than members of the initial Board of Directors) shall be elected at the annual meeting of stockholders. Each director shall hold office till his or her successor shall have been elected and qualified, or until his or her death, or until he or she shall have resigned, or have been removed, as hereinafter provided in these By-laws.

        SECTION 3. Place of Meetings. Meetings of the Board of Directors shall be held at such place or places, within or without the State of Delaware, as the Board of Directors may from time to time determine or as shall be specified in the notice of any such meeting.

        SECTION 4. Annual Meeting. The Board of Directors shall meet for the purpose of organization, the election of officers and the transaction of other business, as soon as practicable after each annual meeting of stockholders, on the same day and at the same place where such annual meeting shall be held. Notice of such meeting need not be given. In the event such annual meeting is not so held, the annual meeting of the Board of Directors may be held at such other time and place as shall be specified in a notice thereof given as hereinafter provided in Section 7 of this ARTICLE III.

        SECTION 5. Regular Meetings. Regular meetings of the Board of Directors shall be held each fiscal year at such time and place as the majority of the Board of Directors may from time to time designate. If any day designated for a regular meeting shall be a legal holiday at the place where the meeting is to be held, then the meeting which would otherwise be held on that day shall be held at the same hour on the next succeeding business day. Notice of regular meetings of the Board of Directors need not be given except as otherwise as otherwise required by statute or these By-laws.

        SECTION 6. Special Meetings. Special meetings of the Board of Directors may be called by the Chairman of the Board, if one shall have been elected or by two or more Directors of the corporation or by the President.

        SECTION 7. Notice of meetings. Notice of each special meeting of the Board of Directors (and of each regular meeting for which notice is required) shall be given by the Secretary as hereinafter provided in this Section 7, in which notice shall be stated the place, date and hour of the meeting. Except as otherwise provided by these By-laws, such notice need not state the purposes of such meeting. Notice of each such meeting shall be mailed, postage prepaid, to each director, addressed to such director at such director's residence or usual place of business, by first class mail, at least two days before the day on which such meeting is to be held, or shall be sent addressed to him at such place by telegraph, cable, telex, telecopier or other similar means, or be delivered to him personally or be given to him by telephone or other similar means, at least twenty-four hours before the time at which such meeting is to be held. Notice of any such meeting need not be given to any director who shall, either before or after the meeting, submit a signed waiver of notice or who shall attend such meeting, except when he or she shall attend for the express purpose of objecting, at the beginning of the meeting, to the transaction of any business because the meeting is not lawfully called or convened.

        SECTION 8. Quorum and Manner of Acting. A majority of the total number of directors shall constitute a quorum for the transaction of business at any meeting of the Board of Directors. Except as otherwise expressly required by statute, the Certificate of Incorporation, these By-laws or any agreement to the contrary between the Corporation and all its stockholders, the act of the majority of the directors present at the meeting at which a quorum is present shall be the act of the Board of Directors. In the absence of a quorum at any meeting of the board of Directors, a majority of the directors present thereat may adjourn such meeting to another time and place. Notice of the time and place of any such adjourned meeting shall be given to all the directors unless such time and place were announced at the meeting at which the adjournment was taken, in which case such notice shall only be given to the directors who were not present thereat. At any adjourned meeting at which a quorum is present, any business may be transacted which might have been transacted at the meeting as originally called. The directors shall act only as a Board and the individual directors shall have no power as such.

        SECTION 9. Organization. At each meeting of the Board of Directors, the Chairman of the Board, if one shall have been elected, or, in the absence of the Chairman of the Board or if one shall not have been elected, the President (or, in his or her absence, another director chosen by a majority of the directors present) shall act as chairman of the meeting and preside thereat. The Secretary or, in his or her absence, any person appointed by the chairman of the meeting shall act as secretary of the meeting and keep the minutes thereof.

        SECTION 10. Resignations. Any director of the Corporation may resign at any time by giving written notice of his or her resignation to the Corporation. Any such resignation shall take effect at the time specified therein or, if the time when it shall become effective shall not be specified therein, immediately upon its receipt. Unless otherwise specified therein, the acceptance of such resignation shall not be necessary to make it effective.

        SECTION 11. Vacancies. Except as may otherwise required by law and subject to the terms of any agreement to the contrary between the Corporation and all its stockholders, any vacancy in the Board of Directors, whether arising from death, resignation, removal or any other cause, and any newly created directorship resulting from any increase in the authorized number of directors of the Corporation, may be filled by the vote of a majority of the Directors then in office, though less than a quorum, or by the sole remaining director or by the stockholders at the next annual meeting thereof or at a special meeting thereof. Each director so elected shall hold office until his or her successor shall have been elected and qualified.

        SECTION 12. Removal of Directors. Subject to the terms of any agreement to the contrary between the Corporation and all its stockholders, any director may be removed, either with or without cause, at any time, by the holders of a majority of the voting power of the issued and outstanding capital stock of the Corporation entitled to vote at an election of directors.

        SECTION 13. Compensation. The Board of Directors shall have authority to fix the compensation, including fees and reimbursement of expenses, of directors for services to the Corporation as directors.

        SECTION 14. Committees. The Board of Directors shall have the authority to appoint any temporary or standing committee to exercise any powers or authority as the Board of Directors may see fit, subject to such conditions as may be prescribed by the Board of Directors. All committees so appointed shall keep regular minutes of their meetings and shall cause such minutes to be recorded in books kept for that purpose in the principal office of the Corporation and shall report the same to the Board of Directors as required by it. The Board of Directors may designate one or more directors as alternate members of any committee, who may replace any absent or disqualified member at any meeting of the committee. In addition, in the absence or disqualification of a member of a committee, the member or members thereof present at any meeting and not disqualified from voting, whether or not such member or members constitute a quorum, may unanimously appoint another member of the Board of Directors to act at the meeting in place of any such absent or disqualified member. Except to the extent restricted by statute or the Certificate of Incorporation, each such committee, to the extent provided in the resolution creating it, shall have and may exercise all the powers and authority of the Board of Directors and may authorize the seal of the Corporation to be affixed to all papers which require it. Each such committee shall serve at the pleasure of the Board of Directors and have such name as may be determined from time to time by resolution adopted by the Board of Directors.

        SECTION 15. Action by Consent. Unless restricted by the Certificate of Incorporation, any action required or permitted to be taken by the Board of Directors or any committee thereof may be taken without a meeting if all members of the Board of Directors or such committee, as the case may be, consent thereto in writing, and the writing or writings are filed with the minutes of the proceedings of the Board of Directors or such committee, as the case may be.

        SECTION 16. Telephonic Meeting. Unless restricted by the Certificate of Incorporation, any one or more members of the Board of Directors or any committee thereof may participate in a meeting of the Board of Directors or such committee, as the case may be, by means of conference telephone or similar communications equipment by means of which all persons participating in the meeting can hear each other. Participation in a meeting by such means shall constitute presence in person at a meeting.


                                 ARTICLE IV.

                                  OFFICERS

        SECTION 1. Number and Qualifications. The officers of the Corporation shall be elected by the Board of Directors and shall include the President, one or more Vice-Presidents, the Secretary and the Treasurer. If the Board of Directors wishes, it may also elect as an officer of the Corporation a Chairman of the Board and may elect other officers (including one or more Assistant Treasurers and one or more Assistant Secretaries) as may be necessary or desirable for the business of the Corporation. Any two or more offices may be held by the same person, and no officer except the Chairman of the Board need be a director. Each officer shall hold office until his or her successor has been duly elected and shall have qualified, or until his or her death, or until he or she shall have resigned or have been removed, as hereinafter provided in these By-laws.

        SECTION 2. Resignations. Any officer of the Corporation may resign at any time by giving written notice of his or her resignation to the Corporation. Any such resignation shall take effect at the time specified therein or, if the time when it shall become effective shall not be specified therein, immediately upon receipt. Unless otherwise specified therein, the acceptance of any such resignation shall not be necessary to make it effective.

        SECTION 3. Removal. Any officer of the Corporation may be removed either with or without cause, at any time, by the Board of Directors at any meeting thereof.

        SECTION 4. Chairman of the Board. The Chairman of the Board, if one shall have been elected, shall be a member of the Board, an officer of the Corporation and, if present, shall preside at each meeting of the Board of Directors or the stockholders. He or she shall advise or confer with the President, and in the President's absence with other executives of the Corporation, and shall perform such other duties as may from time to time be assigned to him by the Board of Directors.

        SECTION 5. The President. The President shall be the Chief Executive Officer of the Corporation. The President shall, in the absence of the Chairman of the Board or if a Chairman of the Board shall not have been elected, preside at each meeting of the Board of Directors or the stockholders. The President shall perform all duties incident to the office of President and Chief Executive Officer and such other duties as may from time to time be assigned to him by the Board of Directors.

        SECTION 6. Vice-President. Each Vice-President shall perform all such duties as from time to time may be assigned to him by the Board of Directors or the President. At the request of the President or in his or her absence or in the event of his or her inability or refusal to act, the Vice-President, or if there shall be more than one, the Vice-Presidents in the order determined by the Board of Directors (or if there be no such determination, then the Vice-Presidents in the order of their election), shall perform the duties of the President, and, when so acting, shall have the powers of and be subject to the restrictions placed upon the President in respect of the performance of such duties.

        SECTION 7.  Treasurer.  The Treasurer shall

             A. have charge and custody of, and be responsible for, all the funds and securities of the Corporation;

             B. keep full and accurate accounts of receipts and disbursements in books belonging to the Corporation;

             C. deposit all moneys and other valuables to the credit of the Corporation in such depositories as may be designated by the Board of Directors or pursuant to its direction;

             D. receive, and give receipts for, moneys due and payable to the Corporation from any source whatsoever;

             E. disburse the funds of the Corporation and supervise the investments of its funds, taking proper vouchers therefore;

             F. render to the Board of Directors, whenever the Board of Directors may require, an account of the financial condition of the Corporation;

             G. in general, perform all duties incident to the office of Treasurer and such other duties as from time to time may be assigned to him by the Board of Directors.

        SECTION 8.  Secretary.  The Secretary shall

             A. keep or cause to be kept in one or more books provided for the purpose, the minutes of all meetings of the Board of Directors, the committees of the Board of Directors and the stockholders;

             B. see that all notices are duly given in accordance with the provisions of these By-laws and as required by law;

             C. be custodian of the records and the seal of the Corporation and affix and attest the seal to all certificates for shares of the Corporation (unless the seal of the Corporation on such certificates shall be a facsimile, as hereinafter provided) and affix and attest the seal to all other documents to be executed on behalf of the Corporation under its seal;

             D. see that the books, reports, statements, certificates and other documents and records required by law to be kept and filed by the Corporation are properly kept and filed; and

             E. in general, perform all duties incident to the office of the Secretary and such other duties as from time to time may be assigned to him by the Board of Directors.

        SECTION 9. The Assistant Treasurer. The Assistant Treasurer, or if there shall be more than one, the Assistant Treasurers in the order determined by the Board of Directors (or if there be no such determination, then in the order of their election), shall, in the absence of the Treasurer or in the event of his or her inability or refusal to act, perform the duties or exercise the powers of the Treasurer and shall perform such other duties as from time to time may be assigned by the Board of Directors.

        SECTION 10. The Assistant Secretary. The Assistant Secretary, or if there shall be more than one, the Assistant Secretaries in the order determined by the Board of Directors (or if there be no such determination, then in the order of their election), shall, in the absence of the Secretary or in the event of his or her inability or refusal to act, perform the duties or exercise the powers of the Secretary and shall perform such other duties as from time to time may be assigned by the Board of Directors.

        SECTION 11. Officers' Bond or Other Security. If required by the Board of Directors, any officer of the Corporation shall give a bond or other security for the faithful performance of his or her duties, in such amount and with such surety as the Board of Directors may require.

        SECTION 12. Compensation. The compensation of the officers of the Corporation for their services as such officers shall be fixed from time to time by the Board of Directors. An officer of the Corporation shall not be prevented from receiving compensation by reason of the fact that such person is also a director of the Corporation.


                                 ARTICLE V.

                    STOCK CERTIFICATES AND THEIR TRANSFER

        SECTION 1. Stock Certificates. Every holder of stock in the Corporation shall be entitled to have a certificate, signed by, or in the name of the Corporation by, the Chairman of the Board or the President or a Vice-President and by the Treasurer or an Assistant Treasurer or the Secretary or an Assistant Secretary of the Corporation, certifying the number of shares owned by him in the Corporation. If the Corporation shall be authorized to issue more than one class of stock or more than one series of any class, the designations, preferences and relative, participating, optional or other special rights of each class of stock or series thereof and the qualifications, limitations or restrictions of such preferences and/or rights shall be set forth in full or summarized on the face or back of the certificate which the Corporation shall issue to represent such class or series of stock, a statement that the Corporation will furnish without charge to each stockholder who so requests the designations, preferences and relative, participating, optional or other special rights of each class of stock or series thereof and the qualifications, limitations or restrictions of such preferences and/or rights.

        SECTION 2. Facsimile Signatures. Any or all of the signatures on a certificate may be a facsimile. In case any officer, transfer agent or registrar who has signed or whose facsimile signature has been placed upon a certificate shall have ceased to be such officer, transfer agent or registrar before such certificate is issued, it may be issued by the Corporation with the same effect as if he or she were such officer, transfer agent or registrar at the date of issue.

        SECTION 3. Lost Certificates. The Board of Directors may direct a new certificate or certificates to be issued in place of any certificate theretofore issued by the Corporation alleged to have been lost, stolen or destroyed. When authorizing such issue of a new certificate or certificates, the Board of Directors may, at its discretion and as a condition precedent to the issuance thereof, require the owner of such lost, stolen or destroyed certificate, or such owners legal representative, to give the Corporation a bond in such sum as the Board of Directors may direct sufficient to indemnify the Corporation against any claim that may be made against the Corporation on account of the alleged loss, theft or destruction of any such certificate or the issuance of such new certificate or certificates.

        SECTION 4. Transfers of Stock. Upon surrender to the Corporation or the transfer agent of the Corporation of a certificate for shares duly endorsed or accompanied by proper evidence of succession, assignment or authority to transfer, it shall be the duty of the Corporation to issue a new certificate to the person entitled thereto, to cancel the old certificate and to record the transaction upon its records; provide, however, that the Corporation shall be entitled to recognize and enforce any lawful restriction on transfer. Whenever any transfer of stock shall be made for collateral security, and not absolutely, it shall be so expressed in the entry of transfer if, when the certificates are presented to the Corporation for transfer, both the transferor and the transferee request the Corporation to do so.

        SECTION 5. Transfer Agents and Registrars. The Board of Directors may appoint, or authorize any officer or officers to appoint, one or more transfer agents and one or more registrars.

        SECTION 6. Regulations. The Board of Directors may make such additional rules and regulations, not inconsistent with these By-laws, as it may deem expedient concerning the issue, transfer and registration of certificates for shares of stock of the Corporation.

        SECTION 7. Fixing the Record Date. In order that the Corporation may determine the stockholders entitled to notice of or to vote at any meeting of stockholders or any adjournment thereof, or to express consent to corporate action in writing without a meeting, or entitled to receive payment of any dividend or other distribution or allotment of any rights, or entitled to exercise any rights in respect of any change, conversion or exchange of stock or for the purpose of any other lawful action, the Board of Directors may fix, in advance, a record date, which shall not be more than sixty nor less than ten days before the date of such meeting, nor more than sixty days prior to any other action. A determination of stockholders of record entitled to notice of or to vote at a meeting of stockholders shall apply to any adjournment of the meeting; provided, however, that the Board of Directors may fix a new record date for the adjourned meeting.

        SECTION 8. Registered Stockholders. The Corporation shall be entitled to recognize the exclusive right of a person registered on its records as the owner of shares of stock to receive dividends and vote as such owner, shall be entitled to hold liable for calls and assessments a person registered on its records as the owner of shares of stock, and shall not be bound to recognize any equitable or other claim to or interest in such share or shares of stock on the part of any other person, whether or not it shall have express or other notice thereof, except as otherwise provided by the laws of the State of Delaware.


                                 ARTICLE VI

                  INDEMNIFICATION OF DIRECTORS AND OFFICERS

        SECTION 1. General. The Corporation shall indemnify any person who was or is a party or is threatened to be made a party to any threatened, pending or completed action, suit or proceeding, whether civil, criminal, administrative or investigative (other than action by or in the right of the Corporation) by reason of the fact that he or she is or was a director, officer, employee or agent of the Corporation, or is or was serving at the request of the Corporation as a director, officer, employee or agent of another corporation, partnership, joint venture, trust or other enterprise, against all expenses (including, without limitation, attorneys' fees and expenses), judgements, fines and amounts paid in settlement actually and reasonably incurred by him in connection with such action, suit or proceeding if he or she acted in good faith and in a manner he or she reasonably believed to be in or not opposed to the best interest of the Corporation, and, with respect to any criminal action or proceeding, had no reasonable cause to believe his or her conduct was unlawful. The termination of any action, suit or proceeding by judgement, order, settlement, conviction, or upon a plea of nolo contendere or its equivalent, shall not, in and of itself, create a presumption that the person did not act in good faith and in a manner which he or she reasonably believed to be in or not opposed to the best interests of the Corporation, or, with respect to any criminal action or proceeding, create a presumption that the person had reasonable cause to believe that his or her conduct was unlawful.

        SECTION 2. Derivative Actions. The Corporation shall indemnify any person who was or is a party or is threatened to be made a party to any threatened, pending or completed action suit by or in the right of the Corporation to procure a judgement in its favor by reason of the fact that he or she is or was a director, officer, employee or agent of the Corporation, or is or was serving at the request of the Corporation as a director, officer, employee or agent of another corporation, partnership, joint venture, trust or other enterprise against all expenses (including, without limitation, attorneys' fees and expenses) actually and reasonably incurred by him in connection with the defense or settlement of such action or suit if he or she acted in good faith and in a manner he or she reasonably believed to be in or not opposed to the best interests of the Corporation; provided, however, that no indemnification shall be made in respect of any claim, issue or matter as to which such person shall have been adjudged to be liable to the Corporation unless and only to the extent that the Court of Chancery of the State of Delaware or the court in which such action or suit was brought shall determine upon application that, despite the adjudication of liability but in view of all the circumstances of the case, such person is fairly and reasonably entitled to indemnity for such expenses which the Court of Chancery or such other court shall deem proper.

        SECTION 3. Indemnification in Certain Cases. To the extent that a director, officer, employee or agent of the Corporation has been successful on the merits or otherwise in defense of any action, suit or proceeding referred to in Sections 1 and 2 of this ARTICLE VI, or in defense of any claim, issue or matter therein, he or she shall be indemnified against all expenses (including, without limitation, attorneys' fees and expenses) actually and reasonably incurred by him in connection therewith.

        SECTION 4. Procedure. Any indemnification under Section 1 or 2 of this ARTICLE VI (unless ordered by a court) shall be made by the Corporation only as authorized in the specific case upon a determination that indemnification of the director, officer, employee or agent is proper in the circumstances because he or she has met the applicable standard of conduct set forth in such Sections 1 and 2. Such determination shall be made (a) by the Board of Directors by a majority vote of a quorum consisting of directors who were not parties to such action, suit or proceeding, or (b) if such a quorum is not obtainable, or, even if obtainable a quorum of disinterested directors so directs, by independent legal counsel in a written opinion, or, (c) by the stockholders of the Corporation.

        SECTION 5. Advances for Expenses. The right to indemnification conferred in this ARTICLE VI upon a director or officer shall include the right to be paid by the Corporation all the expenses (including, without limitation, attorneys' fees and expenses) incurred in defending an action, suit or proceeding of the types set forth in Sections 1 and 2 of this ARTICLE VI in advance of the final disposition of such action, suit or proceeding; provided, however, that if the General Corporation Law of the State of Delaware requires, an advancement of expenses incurred by an indemnitee in his or her capacity as a director or officer (and not in any other capacity in which service was or is rendered by such indemnitee, including, without limitation, service to an employee benefit plan) shall be made only upon delivery to the Corporation of an undertaking, by or on behalf of such indemnitee, to repay all amounts so advanced if it shall ultimately be determined that such indemnitee is not entitled to be indemnified for such expenses under this ARTICLE VI or otherwise. Expenses (including, without limitation, attorneys' fees and expenses) incurred by an employee or agent in defending an action, suit or proceeding of the types set forth in Sections 1 and 2 of this ARTICLE VI may be paid by the Corporation in advance of the final disposition of such action, suit or proceeding upon receipt of an undertaking by or on behalf of such employee or agent to repay such amount if it shall ultimately be determined that he or she is not entitled to be indemnified for such expenses by the Corporation under this ARTICLE VI or otherwise.

        SECTION 6. Rights not Exclusive. The indemnification or advancement of expenses provided by, or granted pursuant to, the other sections of this
ARTICLE VI shall not be deemed exclusive of any other rights to which those seeking indemnification or advancement of expenses may be entitled under any law, by-law, agreement, vote of stockholders or disinterested directors or otherwise, both as to action in his or her official capacity and as to action in another capacity while holding such office.

        SECTION 7. Insurance. The Corporation shall have power to purchase and maintain insurance on behalf of any person who is or was a director, officer, employee or agent of the Corporation, or is or was serving at the request of the Corporation as a director, officer, employee or agent of another Corporation, partnership, joint venture, trust or other enterprise against any liability asserted by him and incurred by him in any such capacity, or arising out of his or her status as such, whether or not the Corporation would have the power to indemnify him against such liability under the provisions of this
ARTICLE VI.

        SECTION 8.  Definition of Corporation.  For the purpose of this
ARTICLE VI, references to "the Corporation" shall include, in addition to the resultant corporation, any constituent corporation (including any constituent of a constituent) absorbed in a consolidation or merger which, if its separate existence had continued, would have had power and authority to indemnify its directors, officers, employees or agents so that any person who is or was a director, officer, employee or agent of such constituent corporation, or is serving at the request of such constituent corporation as a director, officer, employee or agent of another corporation, partnership, joint venture, trust or other enterprise, shall stand in the same position under the provisions of this
ARTICLE VI with respect to the resulting or surviving corporation if its separate existence had continued.

        SECTION 9. Definitions with respect to Employee Benefit Plans. For purposes of this ARTICLE VI, references to "other enterprises" shall include employee benefit plans; references to "fines" shall include any excise taxes assessed upon a person with respect to any employee benefit plan; and references to "serving at the request of the Corporation" shall include any services as a director, officer, employee or agent of the corporation which imposes duties on, or involves services by, such director, officer, employee or agent with respect to an employee benefit plan, its participants or beneficiaries; and the person who acted in good faith and in a manner he or she reasonably believed to be in the interest of the participants and beneficiaries of an employee benefit plan shall be deemed to have acted in a manner "not opposed to the best interests of the Corporation" as referred to in this
ARTICLE VI.

        SECTION 10. Survival of Rights. The indemnification and advancement of expenses provided by, or granted pursuant to, this ARTICLE VI shall, unless otherwise provided when authorized or ratified, continue as to a person who has ceased to be a director, officer, employee or agent and shall inure to the benefit of his heirs, executors and administrators of such a person.


                                 ARTICLE VII

                              GENERAL PROVISIONS

        SECTION 1. Dividends. Subject to the provisions of statute and the Certificate of Incorporation, dividends upon the shares of capital stock of the Corporation may be declared by the Board of Directors at any regular or special meeting of the Board of Directors. Dividends may be paid in cash, in property or in shares of stock of the Corporation, unless otherwise provided by statute or the Certificate of Incorporation.

        SECTION 2. Reserves. Before payment of any dividend, there may be set aside out of any funds of the Corporation available for dividends such sum or sums as the Board of Directors may, from time to time, in its absolute discretion, think proper as a reserve or reserves to meet contingencies, or for equalizing dividends, or for repairing or maintaining any property of the Corporation or for such other purposes as the Board of Directors may think conducive to the interests of the Corporation. The Board of Directors may modify or abolish any such reserves in the manner in which it was created.

        SECTION 3. Seal. The seal of the Corporation shall be in such form as shall be approved by the Board of Directors.

        SECTION 4. Fiscal Year. The fiscal year of the Corporation shall be fixed, and once fixed, may thereafter be changed, by resolution of the Board of Directors.

        SECTION 5. Checks, Notes, Drafts, Etc. All checks, notes, drafts or other orders for the payment of money of the Corporation shall be signed, endorsed or accepted in the name of the Corporation by such officer, officers, person or persons as from time to time may be designated by the Board of Directors or by an officer or officers authorized by the Board of Directors to make such designation.

        SECTION 6. Execution of Contracts, Deeds, Etc. The Board of Directors may authorize any officer or officers, agent or agents, in the name and on behalf of the Corporation to enter into or execute and deliver any and all deeds, binds, mortgages, contracts and other obligations or instruments, and such authority may be general or confined to specific instances.

        SECTION 7. Voting of Stock in Other Corporations. Unless otherwise provided by resolution of the Board of Directors, the Chairman of the Board or President, from time to time, may )or may appoint one or more attorneys or agents to) cast the votes which the Corporation may be entitled to cast as a stockholder or otherwise in any corporation, any of whose shares or securities may be held by the Corporation, at meetings of holders of the shares or other securities of such other corporation. If one or more attorneys or agents are appointed, the Chairman of the Board or the President may instruct the person or persons so appointed as to the manner of casting such votes or giving such consent. The Chairman of the Board or the President may, or may instruct the attorneys or agents appointed to, execute or cause to be executed in the name and on behalf of the Corporation and under its seal or otherwise, such written proxies, consents, waivers or other instruments as may be necessary or proper in the circumstances.


                                 ARTICLE VIII

                                  AMENDMENTS

        These By-laws may be altered, amended or repealed or new by-laws adopted (a) by action of the stockholders entitled to vote thereon at any annual or special meeting of stockholders or (b) if the Certificate of Incorporation so provides, by action of the Board of Directors at a regular or special meeting thereof. Any by-law made by the Board of Directors may be amended or repealed by action of the stockholders at any annual or special meeting of stockholders.

[TYPE]     EX-3.3


                                Exhibit 3.3

                     Certificate of Ownership and Merger

                     CERTIFICATE OF OWNERSHIP AND MERGER

                                    OF

                SEMICONDUCTOR LASER INTERNATIONAL CORPORATION
                                (New York)

                                   INTO

                SEMICONDUCTOR LASER INTERNATIONAL CORPORATION
                                (Delaware)

            Pursuant to Section 253 of the General Corporation Law
                         Law of the State of Delaware

        The undersigned, being the President of SEMICONDUCTOR LASER INTERNATIONAL CORPORATION, a corporation organized and existing under the laws of the State of New York (the "Merging Corporation") does hereby certify:

        FIRST:     That it was organized pursuant to the provisions of Business
Corporation Law of the State of New York, on the 21st day of September, 1993.

       SECOND:     That the Merging Corporation owns all of the outstanding
shares of the capital stock of Semiconductor Laser International Corporation, a corporation organized pursuant to the provisions of the General Corporation Law of the State of Delaware, on the 26th day of January, 1996 (the "Surviving Corporation").

        THIRD:     That the Board of Directors of the Merging Corporation at a
meeting held on the 1st day of February, 1996, determined to merge the Merging Corporation into the Surviving Corporation and did adopt the following resolutions:

        RESOLVED, that this Board of Directors deems the merger (the "Merger") of the Corporation, with and into Semiconductor Laser International Corporation a Delaware corporation (the "Delaware Corporation"), to be in the best interest of the Corporation, and the Merger be, and hereby is, approved; and be it further

        RESOLVED, that the Board of Directors recommends that the shareholders of the Corporation approve the Merger; and be it further

        RESOLVED, that the President, any Vice President and the Secretary of the Corporation be, and each of them hereby is, authorized and empowered, in the name and on behalf of the Corporation, to execute and deliver an Agreement and Plan of Merger (the "Plan"), subject to shareholder approval, in substantially the form of the draft attached hereto, which such changes therein and modifications and amendments thereto as shall be approved by the officers executing the same on behalf of the Corporation, such approval to be conclusively evidenced by such officers' execution thereof; and be it further

        RESOLVED, that after the approval of the Plan by the shareholders, the President, any Vice President and the Secretary of the Corporation be, and each of them hereby is, authorized and empowered, in the name and on behalf of the Corporation, to execute and deliver a Certificate of Merger (the "Certificate") for filing with the office of the Secretary of the State of New York, substantially in the from of the draft attached hereto, which such changes therein and modifications and amendments thereto as shall be approved by the officer executing the same on behalf of the Corporation, such approval to be conclusively evidenced by such officers execution thereof; and be it further

        RESOLVED, that after approval by the shareholders the President, any Vice President and the Secretary of the Corporation be, and each of them hereby is, authorized and empowered to execute and deliver all such additional instruments and documents, and to take such additional actions as may be necessary or, in the opinion of the officer acting, desirable or appropriate to carry into effect the purposes and intents of the foregoing resolutions and to consummate the Merger.

        FOURTH:    Upon the filing of Certificates of Merger with the offices of the Secretaries of the States of Delaware and New York, the separate existence of the Merging Corporation shall cease, and the Merging Corporation shall be merged into the Surviving Corporation. The shares of common stock, as well as all options and warrants, of the Merging Corporation outstanding upon the effective date of the merger shall be exchanged on a one-for-one basis, with shares or options and warrants, as the case may be, of the common stock of the Surviving Corporation. The Surviving Corporation shall possess all the rights, privileges, powers, and franchises and be subject to all the restrictions, disabilities and duties of each of the Corporations, and all of the rights, privileges, powers, and franchises of each of said corporation and all property, real, personal and mixed, and all debts due to each of the corporations shall be vested in the Surviving Corporation as effectively as they were in each of the respective corporations, and the title to any real estate, whether by deed or otherwise, vested in either of said corporations, shall not revert or in be any way impaired by reason of this merger; provided that all rights of creditors and all liens upon the property of either of said Constituent Corporations shall be preserved unimpaired, and all debts, liabilities, and duties of the corporations shall thenceforth attach to the Surviving Corporation and may be enforced against it to the same extent as if said debts, liabilities and duties had been incurred or contracted by it.

         FIFTH:    That the proposed merger has been approved by the holders of at least a majority of the outstanding shares of the Merging Corporation entitled to vote thereon at a meeting of its shareholders duly called and held after twenty (20) days notice of the purpose of the meeting mailed to each of its shareholders at his address as it appears on the records of the Merging Corporation.


         IN WITNESS WHEREOF, this certificate is executed as of this 15th day of March, 1996.

                                  SEMICONDUCTOR LASER INTERNATIONAL CORPORATION

                                  /s/ Geoffrey T. Burnham
                                  ---------------------------------------------
                                  Geoffrey T. Burnham
                                  President

[TYPE]     EX-11.1


                                Exhibit 11.1

               SEMICONDUCTOR LASER INTERNATIONAL CORPORATION
            CALCULATION OF WEIGHTED AVERAGE SHARES OUTSTANDING


                      PERIOD ENDED DECEMBER 31, 1997

                                                             Shares issued             Weighted Average
                                                                  and                       Shares
                                                              Outstanding                 Outstanding
                                                            ----------------           ----------------

Common shares issued and outstanding, January 1,1997           3,409,607                  3,409,607
Common shares issued:
       January 10, 1997                                          120,000                    117,041
       February 9, 1997                                            1,231                      1,099
       May 19,1997                                                 9,851                      6,127
       July 3, 1997                                               29,553                     14,736
       November 1, 1997                                           10,000                      1,671
       November 11, 1997                                          41,500                      5,799
       December 9, 1997                                           55,000                      3,465
       December 31, 1997                                       4,712,810                      1,212
                                                            ----------------           ----------------
  Common shares issued and outstanding                         8,389,552
                                                            ================
  Weighted average shares outstanding                                                     3,572,458
                                                                                       ================



                      PERIOD ENDED DECEMBER 31, 1996

                                                             Shares Issued             Weighted Average
                                                                  and                       Shares
                                                              Outstanding                 Outstanding
                                                            ----------------           ----------------

Common shares issued and outstanding, January 1, 1996          1,393,653                  1,393,653
Common shares issued:
       January 18, 1996                                          150,000                    143,033
       March 22, 1996                                          1,700,000                  1,323,770
       April 9, 1996                                              55,000                     40,123
       June 30, 1996                                               2,957                      1,495
       July 15, 1996                                             100,997                     46,911
       November 15, 1996                                           7,000                        899
                                                            ----------------           ----------------
  Common shares issued and outstanding                         3,409,607
                                                            ================
  Weighted shares issued and outstanding                                                  2,949,884
                                                                                       ================



                      PERIOD ENDED DECEMBER 31, 1995


                                                             Shares Issued             Weighted Average
                                                                  and                       Shares
                                                              Outstanding                 Outstanding
                                                            ----------------           ----------------

Common shares issued and outstanding, January 1, 1995            921,347                    921,347
Common shares issued:
       January 11, 1995                                           22,178                     21,570
       March 6, 1995                                               1,970                      1,625
       March 22, 1995                                              5,911                      4,615
       March 28, 1995                                              4,926                      3,765
       April 4, 1995                                               4,925                      3,670
       June 12, 1995                                              78,812                     43,832
       July 20, 1995                                             315,245                    142,508
       December 28, 1995                                          38,339                        420
                                                            ----------------           ----------------
  Common shares issued and outstanding                         1,393,653
                                                            ================
  Weighted average shares outstanding                                                     1,143,352
                                                                                       ================
