Form 10QSB
period 1998-03-31
SEMICONDUCTOR LASER INTERNATIONAL CORP
filed 1998-05-15
CIK 921445

SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549


                                 --------------------

                                     FORM 10-QSB

(Mark one)
[x] Quarterly Report under section 13 or 15(d) of the Securities Exchange Act of 1934

                       For the quarter ended March 31, 1998

[ ] Transition Report under section 13 or 15(d) of the Securities Exchange Act of 1934

                              Commission File No. 0-27908

                      Semiconductor Laser International Corporation
  ------------------------------------------------------------------------
       (Exact Name of Small Business Issuer as Specified in its Charter)

             Delaware                                      16-1494566
----------------------------------------              -------------------
(State or other Jurisdiction of                         (I.R.S. Employer
Incorporation or Organization)                         Identification No.)

15 Link Drive, Binghamton, New York                          13904
----------------------------------------              -------------------
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

               Yes    [x]                        No    [ ]

     As of April 30, 1998, there were outstanding 8,389,552 shares of the issuers common stock, par value $.01 per share.

Transitional Small Business Disclosure Format

               Yes    [ ]                        No    [x]

                         Part I. Financial Information

Item 1. Financial Statements


                   Semiconductor Laser International Corporation

                                   Balance Sheet

                                                   December 31,      March 31,
                                                       1997            1998
                                                                    (unaudited)
                                                   ------------     ------------
Assets
Current assets
  Cash and cash equivalents                       $  1,934,574     $    836,687
  Accounts Receivable, net of allowance for
   doubtful accounts of $49,610 and $49,610,
   respectively                                        201,070          314,549
  Inventory                                            139,201          239,684
  Prepaid expenses and other assets                     70,717           43,750
                                                   ------------     ------------
                  Total current assets               2,345,562        1,434,670

Property, plant and equipment, net                   2,719,816        2,809,317
Intangible assets, net                                     674              506
Deposits and other assets                              591,320          595,387
                                                   ------------     ------------
                  Total assets                    $  5,657,372     $  4,839,880
                                                   ============     ============

Liabilities and Shareholders' Equity
Current liabilities
  Accounts payable                                $    512,447     $    758,602
  Accrued expenses and other liabilities               161,545          129,295
  Current portion of long-term debt                     36,394           35,196
                                                   ------------     ------------
                  Total current liabilities            710,386          923,093

Long-term debt                                         798,283          790,835
Accrued royalty payments                               100,000          100,000
                                                   ------------     ------------
                  Total liabilities                  1,608,669        1,813,928
                                                   ------------     ------------
Commitments and contingencies (Note X)

Shareholders' Equity
Preferred stock, $.01 par value, 5,000,000 shares
  authorized; none issued and outstanding at
  December 31, 1997 and March 31, 1998                   -                -
Common stock, $.01 par value, 20,000,000 shares
 authorized, 8,389,552 issued and outstanding
 at December 31, 1997, and March 31, 1998               83,896           83,896
Treasury stock                                        (248,241)        (248,241)
Additional paid-in capital                          17,035,225       17,035,225
Accumulated deficit                                (12,822,177)     (13,844,928)
                                                   ------------     ------------
                  Total Shareholders' Equity         4,048,703        3,025,952
                                                   ------------     ------------
                  Total liabilities and
                    Shareholders' Equity          $  5,657,372     $  4,839,880
                                                   ============     ============

                  See accompanying notes to financial statements

                  Semiconductor Laser International Corporation

                             Statement of Operations

                                                       Three Months Ended
                                                            March 31,
                                                      1997             1998
                                                   (unaudited)      (unaudited)
                                                   -----------      -----------
Net sales                                                -              257,682

Cost of sales                                            -             (652,433)
                                                   -----------      -----------
     Gross margin                                        -             (394,751)

Operating expenses:

Research and development expenses                  $   508,816      $     7,273
Sales and marketing expenses                           138,366          127,274
General and administrative expenses                    420,303          510,306
                                                    ----------       ----------
         Loss from operations                        1,067,485        1,039,604

Interest income                                         43,489           16,853
                                                    ----------       ----------
         Net loss                                    1,023,996        1,022,751
                                                    ==========       ==========

Net loss per share                                    ($0.29)          ($0.12)
                                                    ==========       ==========

Weighted average shares outstanding                  3,481,495        8,354,089
                                                    ==========       ==========




                  See accompanying notes to financial statements

                  Semiconductor Laser International Corporation

                            Statement of Cash Flows

                                                       Three Months Ended
                                                            March 31,
                                                      1997            1998
                                                   (unaudited)     (unaudited)
                                                   -----------     -----------
Cash flows from operating activities:
Net loss                                           $(1,023,996)    $(1,022,751)
Adjustments to reconcile net loss to
  net cash used in operating
  activities:
   Depreciation and amortization                        25,194          50,407
   Amortization of deferred expenses                    23,294          -
   Gain on sale of equipment                           (17,364)         -
Change in assets and liabilities:
   Increase in accounts
     receivable, net                                   (12,445)       (113,479)
   Increase in inventory                               (23,499)       (100,483)
   Decrease in prepaid expenses
     and other assets                                   -               26,967
   Increase in deposits
     and other assets                                 (333,040)         (4,067)
   Increase in accounts
     payable                                           151,119         246,155
   Decrease in accrued
     expenses and other liabilities                    (48,554)        (32,250)
                                                   -----------     -----------
Net cash used in operating activities               (1,259,291)       (949,501)
                                                   -----------     -----------
Cash flows from investing activities:
Purchase of property, plant and
   equipment                                        (2,546,855)       (139,740)
Sale of equipment                                    2,676,855          -
                                                   -----------     -----------
Net cash provided from (used for)
   investing activities                                130,000        (139,740)
                                                   -----------     -----------
Cash flows from financing activities
Proceeds from long-term debt                            31,306          -
Payments on long-term debt                              (8,209)         (8,646)
                                                   -----------     -----------
Net cash provided by (used for) financing
   activities                                           23,097          (8,646)
                                                   -----------     -----------
Net (decrease) increase in cash, cash
   equivalents and restricted cash                  (1,106,194)     (1,097,887)
Cash, cash equivalents and restricted
   cash at beginning of period                       4,266,168       1,934,574
                                                   -----------     -----------
Cash, cash equivalents and restricted
   cash at end of period                           $ 3,159,974         836,687
                                                   ===========     ===========



                  See accompanying notes to financial statements

                  Semiconductor Laser International Corporation


                          Notes to Financial Statements
                                  March 31, 1998
                                   (Unaudited)


1. Organization

   Semiconductor Laser International Corporation (the"Company") was incorporated in New York State in September 1993 (inception) and, subsequently, reincorporated in Delaware in September 1997, to produce high power semiconductor diode laser wafers and bars ("HPDLs"), and to market these products worldwide.

   The Company's primary activities since incorporation as a development stage enterprise had been research and development, business and financial planning, raising capital and constructing and equipping its manufacturing facility. The Company had previously relied on facilities provided through the Wright Cooperative Research and Development Agreement (CRDA) with the U.S. Air Force for the development and quality control testing of its HPDLs The CRDA expired in 1996 and was not renewed. The Company has since completed the construction of its manufacturing facility in Binghamton, New York, where it is conducting all activities.

   Effective April 1, 1997, the Company ceased operating as a development stage enterprise as it began commercial production of its products.

2. Financial Resources and Liquidity

   The Company has incurred net losses from inception (September 21, 1993) and has an accumulated deficit at March 31, 1998 of $13,844,928. Such losses have resulted primarily from the Company's activities as a development stage enterprise and have been financed primarily from proceeds from the Company's initial public offering and private equity financing. The Company expects that its cash and working capital requirements will continue to be significant as its operations expand. The Company expects that such cash and working capital requirements will be satisfied through a combination of revenue growth and additional private equity financing. In this regard, the Company has secured a binding commitment for private equity financing in the amount of $1,237,500 and intends to use the net proceeds of approximately $1,052,000 for working capital requirements. The commitment is required to be closed on or before June 15, 1998. In the event that revenue growth is not attained and/or the additional private equity financing is not obtained, the Company has the ability and intends to undertake actions to reduce operating expenses.

3. Basis of Presentation

   The accompanying unaudited financial statements have been prepared by the Company. Certain information and footnote disclosures normally included in financial statements prepared in conformity with generally accepted accounting principles have been condensed or omitted. In the opinion of the Company's management, the disclosures made are adequate to make the information presented not misleading, and the financial statements contain all adjustments necessary to present fairly the financial position as of March 31, 1998 and the results of operations and cash flows for the three months ended March 31, 1998 and 1997. The results of operations for the three months ended March 31, 1998 are not necessarily indicative of the results to be expected for the full year.

4. Summary of Significant Accounting Policies

   Use of estimates

   The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenue and expenses during the period. Actual results could differ from those estimates.

   Inventory

   Inventory is valued at the lower of cost or market. Cost is determined by the first in, first out (FIFO) method.

   Depreciation and amortization

   Property , plant and equipment are recorded at cost and depreciated over the assets' estimated useful lives ranging from three to twenty years. Depreciation is computed using the straight-line method for financial reporting and the modified accelerated cost recovery system for income tax purposes. Expenditures for major renewals and betterments that extend the useful lives of property, plant and equipment are capitalized. Expenditures for maintenance and repairs are charged to expense as incurred.

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

   Revenue recognition

   Revenue recognition is based on the terms of the underlying sales agreements (purchase orders or contracts). Revenues for fixed price milestone contracts is recognized upon the completion and billing of the milestone. Customers entering into long-term contracts with the Company include the
   U. S. Government.

   Research and development

   Research and development costs are expensed as incurred. Included in research and development costs are the cost of prototypes which amounted to $508,816 for the three-month period ended March 31, 1997. No such costs were incurred for the three-month period ended March 31, 1998.

   Income taxes

   The Company follows the asset and liability method for deferred income taxes. This method provides that deferred tax assets and liabilities are recorded using currently enacted tax rates applied to the differences between the tax bases of assets and liabilities and their carrying values for financial statement purposes. A valuation allowance is recorded when it is more likely than not that deferred tax assets will not be realized.

   Net loss per share

   In December 1997, the Company adopted the provisions of Statement of Financial Accounting Standards No. 128, Earnings per Share ("FAS 128") which requires the presentation of basic and diluted earnings per share in a Company's financial statements for reporting periods subsequent to December 15, 1997. As required by SEC Staff Accounting Bulletin No. 98, previously reported per share information contained in the accompanying consolidated financial statements has been restated to give effect to the adoption of FAS 128. There was no impact as a result of this retroactive adoption of FAS 128.

   Net loss per share is computed using the weighted average number of common shares outstanding.

   As of March 31, 1998, the Company had outstanding warrants and options to purchase 2,946,334 and 141,305 shares of common stock, respectively, which are not included in the calculation of earnings per share for the three months ended March 31, 1998, and would not be included in such calculation due to the anti-dilutive nature of these instruments.

5. Commitment, Contingencies and Other Matters

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

   Rent expense under non-cancellable operating leases, including the FINOVA leases, was $262,662 for the three months ended March 31,1997.

   Future minimum payments under non-cancellable operating leases, including the FINOVA lease agreement, at March 31, 1997, are as follows:


                                 Year ending
                                 December 31,      Commitment
                                -------------     -------------
                                    1998           $  788,000
                                    1999            1,051,000
                                    2000            1,051,000
                                    2001              263,000
                                                  -------------
                                                   $3,153,000
                                                  =============


   Litigation

   The Company settled all outstanding issues in December 1997 involving Theodore Konopelski, a former director, employee and officer that the Company terminated for cause. Mr. Konopelski had disputed such termination. The settlement required a cash payment, which amount was not material to the financial position or results of operations of the Company.

   The Company is currently engaged in litigation with a former employee who the Company sought action against relative to a breach of confidentiality and defamation of character. The former employee has responded with a counter claim alleging defamation of character and is seeking $500,000 in damages. The litigation is presently in the discovery stage. The Company believes the counter claim is without merit and is vigorously defending such action. The Company believes that the ultimate outcome of such action will not have a material impact on the financial condition or results of operations of the Company.

   The Company is presently engaged in litigation with an individual who alleges that he never received approximately 40,000 shares of Common Stock he allegedly purchased from the Company. The Company never received any funds from such alleged purchaser and denies any liability. The Company believes the suit is without merit and that the ultimate outcome will not have a material impact on the financial condition or results of operations of the Company.

   Financing

   On March 25, 1998, the Company received a non-binding letter of intent to purchase 1,650,000 shares of the Company's common stock at a price of $.75 per share in a private placement (the "Placement"). On May 12,1998, the non-binding letter of intent was converted into a firm commitment to complete the Placement on or before June 15, 1998. Based on the terms of the Placement, the Company would realize minimum net proceeds of approximately $1,052,000 from the Placement after the deduction of fees. The Placement also provides for demand registration rights.

Item 2.  Managements Discussion and Analysis or Plan of Operation

Certain statements in this Report under the caption "Management's
Discussion and Analysis and Plan of Operation" and elsewhere constitute or may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Litigation Reform Act"), including, without limitation, statements regarding future cash requirements. The Company desires to avail itself of certain "safe harbor" provisions of the Litigation Reform Act and is therefore including this special note to enable the Company to do so. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: inability to obtain additional financing on acceptable terms, manufacturing delays due to equipment or technical problems, delays in product development; failure to receive or delays in receiving regulatory approval; lack of enforceability of patents and proprietary rights; general economic and business conditions; industry capacity; industry trends; demographic changes; competition; material costs and availability; the loss of any significant customers; changes in business strategy or development plans; quality of management; availability, terms and deployment of capital;
business abilities and judgment of personnel; availability of qualified personnel; changes in, or the failure to comply with, government regulations; and other factors referenced in this report.

Overview

During 1997, the Company began the commercialization of many of its proposed products. Since its inception in 1993, the Company had been engaged primarily in research and development, business and financial planning, recruitment of key management and technical personnel, raising capital to fund operations and the development of its HPDL product prototypes. The Company has since completed the construction and equipping of the first phase of its manufacturing facility and has begun the commercialization of its products and the generation of sales revenues. The Company is focused on increasing sales in order to fully utilize its production capacity. Increasing sales levels and higher utilization of production capacity are critical to the Company's financial success. Financial resources and liquidity during this period of growth are of utmost importance and concern to the Company. The Company has a sales order backlog of approximately $3,200,000 as of May 1, 1998 with requested customer delivery dates principally through the end of 1998. The Company has the production capacity to ship a substantial portion of this backlog in 1998. The Company also continues to secure licensing agreements for the production, marketing and sale of technologically improved products which complement their existing product line. In connection therewith, the Company continues to advance under the structured program provided as part of the exclusive licensing agreement with Northwestern University. The Company had previously been granted the right to produce, market and sell aluminum free HPDLs worldwide. Laboratory research has demonstrated vast improvements in lifetime with devices produced using this technology. The Company believes the aluminum free technology will give the Company both a significant technological advantage over the competition as well as a significantly broader market base within which the Company can sell its products. It is believed that it will take six to nine months to commercialize and market this technology, although no assurance can be provided that the Company can achieve these goals. Coherent, Inc., a competitor of the Company, has advised the Company and Northwestern University that it believes that the patent rights under the Northwestern License do not cover the manufacture of aluminum free products other than by MOCVD. Alternatively, Coherent, Inc. claims that its products do not infringe on the Northwestern patents. The Company intends to enforce its rights under the Northwestern License.

The manufacture of semiconductor lasers such as those sold by the Company is a highly complex and precise process, requiring production in a highly controlled and clean environment with the utilization of materials free of defects and contamination. These factors have a significant impact on production yields and product reliability which in turn affect operating results and future customer acceptance. The Company as well as other semiconductor laser manufacturers have, from time to time, experienced technical production problems which have resulted in adverse financial consequences. The Company believes it has taken the appropriate steps in its development to address such problems, although no assurance can be given that the Company's systems, procedures, procurement efforts and production process are such that these problems will not be experienced in the future.

Since the onset of full commercial production, the Company, on occasion, has been unable to manufacture certain products in quantities sufficient to meet the demands of its existing customer base and that of new customers based upon equipment and/or other technical problems arising at various points during the production process. While at this time the Company is not experiencing any significant technical manufacturing problems, there can be no assurance that technical manufacturing problems could not arise in the future. The recent growth in the Company's product demand and the expansion in the scope of its operations has placed considerable strain on Company management, financial, manufacturing and other resources and has required the Company to continually improve a variety of operating, financial and other systems. There can be no assurance that any existing or new systems, procedures or controls will be adequate to support the Company's operations or that its systems, procedures and controls will be designed, implemented or improved in a cost effective and timely manner. Lack of financial resources to implement, improve and expand such systems, procedures and controls in an efficient manner and at a pace consistent with the Company's business could have a material adverse impact on the Company's business and results of operations.

Results of Operations

Effective April 1, 1997, the Company was no longer considered to be a Development Stage Enterprise. During the period in which the Company was considered a Development Stage Enterprise, sales of prototype units and the cost associated therewith were offset against research and development expenses.

Sales for the three months ended March 31, 1998 were approximately $258,000, representing an increase of approximately 70% over the fourth quarter of 1997. For the three months ended March 31, 1997 no sales revenues were recorded as the Company began commercial operation April 1, 1997. Prior to this date, the Company was not in commercial production, but rather was using subcontractors to produce prototype products and, in accordance with financial reporting requirements applicable to Development Stage Enterprises, was offsetting the revenue and cost associated with the sale of such prototypes against research and development expenses.

Cost of sales, which includes materials, production labor and certain overheads was approximately $652,000 for the three months ended March 31, 1998 as compared to $0 for the same period in 1997. The increase is attributable to the cost of prototype units produced prior to commercial operation (April 1, 1997) being charged to research and development expenses and increases in levels of production labor and overheads associated with the onset of commercial production. Cost of sales levels are expected to exceed sales levels until sales levels commensurate with production capacity are achieved. The Company expects sales levels to increase in the future, thus steadily increasing production levels to levels approximating full capacity, although no such assurance can be provided.

Research and Development expenditures were approximately $7,000 for the three months ended March 31, 1998 as compared to approximately $509,000 in the same period in 1997. The decrease in such expenditures is primarily associated with production labor and certain overheads associated with the sale of prototype units through April 1, 1997, being charged to research and development expenses as compared to recognition of these same costs as cost of sales subsequent to April 1, 1997.

Sales and Marketing expenses were approximately $127,000 for the three months ended March 31, 1998 as compared to approximately $138,000 for the same period in 1997. The decrease is attributable to decreases in costs associated with trade show participation, principally the costs associated with the Company's trade show display offset by increases in advertising activities.

General and Administrative expenses were approximately $510,000 for the three months ended March 31, 1998 as compared to approximately $420,000 for the same period in 1997. The increase of approximately $90,000 is attributable primarily to the transition of the Company from a development stage enterprise to commercial operation. In connection therewith, insurance costs increased approximately $8,000 as a result of increased property and equipment value's, the addition of Directors and Officers insurance and higher workman's compensation insurance as a result of an increased number of employees. Salaries and fringe benefit costs increased approximately $75,000 as a result of additional employee levels and the replacement of previous employees at higher rates. Legal and consulting fees decreased approximately $115,000 as a result of decreased litigation activities. Increases in equipment, furniture and fixture leasing costs amounted to approximately $20,000. Increases amounting to approximately $102,000 were experienced in the areas of repairs and maintenance, property taxes, utilities, depreciation, recruiting, office and telephone expenses, all being associated with the increase in activities and assets values associated with the transition from development stage to full commercial operation.

Interest income decreased approximately $27,000 as a result of lower levels of invested cash occasioned by the operating demands associated with the transition to commercial operation and the lack of significant sales revenue.

Liquidity and Capital Resources

The Company's cash and cash equivalents at March 31, 1998 were $836,687 as compared to $1,934,574 at December 31, 1997, a net decrease of $1,097,887 for the three months ended March 31, 1998. The decrease is the result of $949,501 used in operating activities and $148,386 used in investing and financing activities.

The Company has available an unused, secured line of credit in the amount of $1,000,000 for purposes of providing working capital, if necessary. The line bears interest at prime plus 1.5% on the used portion and matures March 31, 1999.

To date, the Company has experienced significant losses, which losses are continuing. The Company believes that on an operating basis it can achieve break even on monthly sales of approximately $400,000. The Company believes it will begin to achieve this level of sales at some point prior to the end of 1998. There is no assurance that this projection will be met or that profits will be achieved and/or positive cash flow will be achieved. Until such time, working capital must be obtained from equity financings and or borrowings or the Company must undertake actions to reduce operating expenses. In connection therewith, the Company secured a non-binding letter of intent on March 25, 1998 which, on May 12, 1998, was converted into a firm commitment to close on or before June 15, 1998 on the same terms described in the non-binding letter of intent. Although the Company believes the commitment will be met, no such assurance can be provided. However, the Company would have legal recourse in the event the commitment is not met.

                          PART II. - OTHER INFORMATION

Item 1. Legal Proceedings.

     The Company is involved in litigation described in Note 5 in the financial statements. This litigation does not involve more than 10% of the Company's assets


Item 2. Changes in Securities and Use of Proceeds.

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


                    Semiconductor Laser International Corporation
                    ---------------------------------------------
                                     (Registrant)



Date: May 15, 1997                   By:/s/ Geoffrey T Burnham
                                        ----------------------------
                                        Geoffrey T. Burnham
                                        Chairman, President and
                                          Chief Executive Officer
                                          (principal executive officer
                                           and principal financial and
                                           accounting officer)