Form 10QSB
period 1998-06-30
SEMICONDUCTOR LASER INTERNATIONAL CORP
filed 1998-08-12
CIK 921445

SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549


                                 --------------------

                                     FORM 10-QSB




(Mark one)
[x] Quarterly Report under section 13 or 15(d) of the Securities Exchange Act of 1934

                       For the quarter ended June 30, 1998

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

               Yes    [x]                        No    [ ]

     As of July 31, 1998, there were outstanding 10,039,552 shares of the issuers common stock, par value $.01 per share.

Transitional Small Business Disclosure Format

               Yes    [ ]                        No    [x]

                         Part I. Financial Information

Item 1. Financial Statements


                   Semiconductor Laser International Corporation

                                   Balance Sheet

                                                   December 31,      June 30,
                                                       1997            1998
                                                                    (unaudited)
                                                   ------------     ------------
Assets
Current assets
  Cash                                            $  1,934,574     $  1,059,549
  Accounts Receivable, net of allowance for
   doubtful accounts of $49,610 and $49,610,
   respectively                                        201,070          506,572
  Inventory                                            139,201          301,887
  Prepaid expenses and other assets                     70,717            5,358
                                                   ------------     ------------
                  Total current assets               2,345,562        1,873,366

Property, plant and equipment, net                   2,719,816        2,769,783
Intangible assets, net                                     674              337
Deposits and other assets                              591,320          317,544
                                                   ------------     ------------
                  Total assets                    $  5,657,372     $  4,961,030
                                                   ============     ============

Liabilities and Shareholders' Equity
Current liabilities
  Accounts payable                                $    512,447     $    601,113
  Accrued expenses and other liabilities               161,545           59,507
  Current portion of long-term debt                     36,394           35,196
  Notes payable under line of credit arrangement         -              300,000
                                                   ------------     ------------
                  Total current liabilities            710,386          995,816

Long-term debt                                         798,283          781,437
Accrued royalty payments                               100,000          100,000
                                                   ------------     ------------
                  Total liabilities                  1,608,669        1,877,253
                                                   ------------     ------------
Commitments and contingencies (Note 5)

Shareholders' Equity
Preferred stock, $.01 par value, 5,000,000 shares
  authorized; none issued and outstanding at
  December 31, 1997 and March 31, 1998                   -                -
Common stock, $.01 par value, 20,000,000 shares
 authorized, 8,389,552 issued and outstanding
 at December 31, 1997, and 10,039,552 issued
 and outstanding at June 30, 1998                       83,896          100,396
Treasury stock                                        (248,241)        (248,241)
Additional paid-in capital                          17,035,225       18,063,070
Accumulated deficit                                (12,822,177)     (14,831,448)
                                                   ------------     ------------
                  Total Shareholders' Equity         4,048,703        3,083,777
                                                   ------------     ------------
                  Total liabilities and
                    Shareholders' Equity          $  5,657,372     $  4,961,030
                                                   ============     ============

                  See accompanying notes to financial statements

                  Semiconductor Laser International Corporation

                             Statement of Operations

                                                  Three Months Ended               Six Months Ended
                                                       June 30,                        June 30,
                                                 1997             1998           1997            1998
                                              (unaudited)(1)   (unaudited)    (unaudited)(1)  (unaudited)
                                              -----------      -----------    -----------     -----------
Net sales                                     $   178,528      $   517,224    $   178,528     $   774,906

Cost of sales                                    (484,212)        (784,511)      (484,212)     (1,436,944)
                                              -----------      -----------    -----------     -----------
     Gross margin                                (305,684)        (267,287)      (305,684)       (662,038)

Operating expenses:

Research and development expenses                 372,525            -            881,341           7,273
Sales and marketing expenses                      107,864          176,172        245,542         303,446
General and administrative expenses               605,124          558,218      1,027,241       1,068,524
                                               ----------       ----------    -----------     -----------
         Loss from operations                   1,391,920        1,001,677      2,459,808       2,041,281

Interest income                                    32,790           15,156         76,280          32,010
                                               ----------       ----------    -----------     -----------
         Net loss                               1,359,130          986,521      2,383,528       2,009,271
                                               ==========       ==========    ===========     ===========

Net loss per share                               ($0.39)          ($0.11)        ($0.68)         ($0.23)
                                               ==========       ==========    ===========     ===========

Weighted average shares outstanding             3,500,030        8,788,453      3,491,483       8,590,104
                                               ==========       ==========    ===========     ===========

(1) Reclassified for comparative purposes (see Note 4).





                  See accompanying notes to financial statements

                  Semiconductor Laser International Corporation

                            Statement of Cash Flows

                                                        Six Months Ended
                                                            June 30,
                                                      1997            1998
                                                   (unaudited)     (unaudited)
                                                   -----------     -----------
Cash flows from operating activities:
Net loss                                           $(2,383,528)    $(2,009,271)
Adjustments to reconcile net loss to
  net cash used in operating
  activities:
   Depreciation and amortization                        59,347         101,509
   Amortization of deferred expenses                    23,294           -
   Gain on sale of equipment                           (17,364)          -
Change in assets and liabilities:
   Increase in accounts
     receivable, net                                  (125,024)       (305,502)
   Increase in inventory                               (10,985)       (162,686)
   Decrease in prepaid expenses
     and other assets                                    -              65,360
   (Increase)decrease in deposits
     and other assets                                 (309,049)        273,776
   Increase in accounts
     payable                                           271,647          88,666
   Decrease in accrued
     expenses and other liabilities                    (53,224)       (102,038)
                                                   -----------     -----------
Net cash used in operating activities               (2,544,886)     (2,050,186)
                                                   -----------     -----------
Cash flows from investing activities:
Purchase of property, plant and
   equipment                                        (2,818,291)       (151,140)
Sale of equipment                                    2,676,855           -
                                                   -----------     -----------
Net cash provided from (used for)
   investing activities                               (141,436)       (151,140)
                                                   -----------     -----------
Cash flows from financing activities
Proceeds from long-term debt                            31,306         300,000
Payments on long-term debt                             (15,971)        (18,044)
Issuance of stock, net of expenses                         493       1,044,345
                                                   -----------     -----------
Net cash provided by (used for) financing
   activities                                           15,828       1,326,301
                                                   -----------     -----------
Net (decrease) increase in cash                     (2,670,494)       (875,025)
Cash at beginning of period                          4,266,168       1,934,574
                                                   -----------     -----------
Cash at end of period                              $ 1,595,674       1,059,549
                                                   ===========     ===========



                  See accompanying notes to financial statements

                  Semiconductor Laser International Corporation


                          Notes to Financial Statements
                                  June 30, 1998
                                   (Unaudited)


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

2. Financial Resources and Liquidity

   The Company has incurred net losses from inception (September 21, 1993) and has an accumulated deficit at June 30, 1998 of $14,831,448. Such losses have resulted primarily from the Company's activities as a development stage enterprise and have been financed primarily from proceeds from the Company's initial public offering and private equity financing. The Company expects that its cash and working capital requirements will continue to be significant as its operations expand. The Company expects that such cash and working capital requirements will be satisfied through a combination of revenue growth and additional private equity financing. In this regard, the Company, on June 8,1998, completed a private equity financing in the amount of $1,237,500 and intends to use the net proceeds of approximately $1,044,000 for working capital requirements. In the event that further revenue growth is not attained and/or the additional private equity financing is not obtained, the Company has the ability and intends to undertake actions to reduce operating expenses.

3. Basis of Presentation

   The accompanying unaudited financial statements have been prepared by the Company. Certain information and footnote disclosures normally included in financial statements prepared in conformity with generally accepted accounting principles have been condensed or omitted. In the opinion of the Company's management, the disclosures made are adequate to make the information presented not misleading, and the financial statements contain all adjustments necessary to present fairly the financial position as of June 30, 1998 and the results of operations and cash flows for the six months ended June 30, 1998 and 1997. The results of operations for the six months ended June 30, 1998 are not necessarily indicative of the results to be expected for the full year.

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

   Reclassification

   Certain costs previously reported in 1997 as general and administrative costs have been reclassified to cost of sales and research and development costs in order to conform with the current period classification. This reclassification had no effect on previously reported net income or earnings per share.

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

   Research and development

   Research and development costs are expensed as incurred. Included in research and development costs are the cost of prototypes which amounted to $881,341 for the six-month period ended June 30, 1997. No such costs were incurred for the six-month period ended June 30, 1998.

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

   As of June 30, 1998, the Company had outstanding warrants and options to purchase 2,946,334 and 141,305 shares of common stock, respectively, which are not included in the calculation of earnings per share for the six months ended June 30, 1998, and would not be included in such calculation due to the anti-dilutive nature of these instruments.

5. Commitment, Contingencies and Other Matters

   Operating Leases

   In October 1996, the Company entered into a master equipment lease agreement with FINOVA Technology Finance, Inc. ("FINOVA"). The agreement provides for the sale and leaseback by the Company of up to $3,850,000 of equipment, furnishings and fixtures. As part of the consideration for the agreement, the Company issued a warrant certificate for 58,334 warrants, entitling FINOVA to purchase a corresponding number of shares of the Company's Common Stock at $5.00 per share. The warrants, which were valued at $167,710 at the time of issuance, are currently exercisable and are being amortized over the term of the lease.

   Rent expense under non-cancellable operating leases, including the FINOVA leases, was $262,662 for the six months ended June 30, 1998.

   Future minimum payments under non-cancellable operating leases, including the FINOVA lease agreement, at June 30, 1998, are as follows:


                                 Year ending
                                 December 31,      Commitment
                                -------------     -------------
                                    1998           $  525,000
                                    1999            1,051,000
                                    2000            1,051,000
                                    2001              263,000
                                                  -------------
                                                   $2,890,000
                                                  =============


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

   The Company settled all outstanding issues in connection with litigation with an individual who alleged that he never received approximately 40,000 shares of Common Stock he allegedly purchased from the Company. The settlement required a cash payment, which amount was not material to the financial position or results of operations of the Company.

   Financing

   On June 8, 1998, The Company completed a private placement of 1,650,000 shares of Common Stock at an aggregate purchase price of $1,237,500. After deduction of Placement Agent's commissions and expenses of $193,125, the net proceeds to the Company was approximately $1,044,375. As a condition of the private placement, the Company, on July 31,1998, filed with the Securities and Exchange Commission ("SEC") for the registration of the securities underlying the private placement. The registration is currently pending with the SEC.

   Notes Payable

   The Company has a line of credit secured by accounts receivable and inventory in the amount of $1,000,000. This line of credit bears interest at the rate of prime plus 1.5% (prime being 8.5% at June 30, 1998) on the outstanding balance. At June 30, 1998, $300,000 was outstanding on this line of credit on which the Company is required to pay interest only. Principal repayments are required to the extent that the borrowing base falls below the level outstanding. The Line matures March 31, 1999.

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

Overview

During 1997, the Company began the commercialization of many of its proposed products. Since its inception in 1993, the Company had been engaged primarily in research and development, business and financial planning, recruitment of key management and technical personnel, raising capital to fund operations and the development of its HPDL product prototypes. The Company has since completed the construction and equipping of the first phase of its manufacturing facility and has begun the commercialization of its products and the generation of sales revenues. The Company is focused on increasing sales in order to fully utilize its production capacity. Increasing sales levels and higher utilization of production capacity are critical to the Company's financial success. Financial resources and liquidity during this period of growth are of utmost importance and concern to the Company. The Company has a sales order backlog of approximately $2,600,000 as of August 1, 1998 with requested customer delivery dates principally through the end of 1998. The Company has the production capacity to ship a substantial portion of this backlog in 1998. The Company also continues to secure licensing agreements for the production, marketing and sale of technologically improved products which complement their existing product line. In connection therewith, the Company continues to advance under the structured program provided as part of the exclusive licensing agreement with Northwestern University. The Company had previously been granted the right to produce, market and sell aluminum free HPDLs worldwide. Laboratory research has demonstrated vast improvements in lifetime with devices produced using this technology. The Company believes the aluminum free technology will give the Company both a significant technological advantage over the competition as well as a significantly broader market base within which the Company can sell its products. It is believed that it will take six to nine months to commercialize and market this technology, although no assurance can be provided that the Company can achieve these goals. Coherent, Inc., a competitor of the Company, has advised the Company and Northwestern University that it believes that the patent rights under the Northwestern License do not cover the manufacture of aluminum free products other than by MOCVD. Alternatively, Coherent, Inc. claims that its products do not infringe on the Northwestern patents. The Company intends to enforce its rights under the Northwestern License.

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

Three months ended June 30, 1998, compared to three months ended June 30, 1997.

Sales were $517,224 for the three months ended June 30, 1998 as compared to $178,528 for the same period in the prior year. The increase in sales is the result of increased demand for the Company's products and the improvement in the Company's production process which facilitated increased shipments of product. Also, the increase is a result of being in full production during the three months ended June 30, 1998 vs. being in a transition from development stage to commercial production during the three months ended June 30,1997.

Cost of sales for the three months ended June 30,1998 increased approximately $300,000 as a result of an increase in raw materials attributable to increased product sales, increases in depreciation expense charged to cost of sales as a result of the purchase of additional manufacturing equipment and increased levels of production labor to support the growth in sales. Negative gross margin decreased as the Company increased its production levels whereby a greater level of fixed overheads are being covered by sales.

Research and development expenses for the three months ended June 30, 1998 decreased approximately $372,000 as compared to the three months ended
June 30, 1997 as a result of the Company moving from the development stage to full commercial production during the second quarter of 1997. Certain production costs reflected as research and development for the three months ended June 30, 1997 in accordance with development stage accounting practices are now reflected as cost of sales in accordance with accounting practices followed by commercially operating entities. Previous levels of research and development expenses were associated primarily with the Company being in the development stage wherein all costs associated with the development of the production process along with the cost and revenues associated with prototype units were charged to research and development.

Sales and Marketing expenses increased approximately $69,000 for the three months ended June 30, 1998 as compared to the same period in 1997 primarily the result of increased marketing activity, including media advertisement, trade show participation and the in-house development of marketing brochures and catalogues.

General and administrative expenses decreased approximately $47,000 for the Three months ended June 30, 1998 as compared to the same period in the prior year primarily as a result of decreases in payroll costs associated with fewer employees performing general and administrative functions, decreases in professional fees, primarily legal, as a result of decreased litigation activities and a decrease in employee recruiting costs. These decreases were offset by increases in liability insurance premiums, increases in interest expense due to higher levels of debt outstanding primarily occasioned by the need for additional working capital, increases in repair and maintenance expenses due to increased business activity, and increased utility costs occasioned by not only rate increases but also usage volume increases associated with increased business activity.

Interest income decreased for the three months ended June 30, 1998 as compared to the three months ended June 30, 1997, as a result of lower cash balances available for investment.

Six months ended June 30, 1998, as compared to the six months ended
June 30, 1997.


Sales for the six months ended June 30, 1998 increased approximately $600,000 over the same period in the prior year as a result of the Company being in full production for all six months in 1998 vs. being in the development stage during the first three months of 1997. At such time, prototype sales were credited to research and development expenses. The increase in sales is also attributable to increased recognition of the Company's products in the market place, the culmination of marketing efforts during 1997.

Cost of sales for the six months ended June 30, 1998, increased approximately $953,000 over the six months ended June 30, 1997, as a result of the costs associated with increased sales and an increase in the absolute costs charged to cost of sales during the period. During the same period in the prior year, the Company was in the development stage and certain costs were recognized as research and development expense as opposed to cost of sales.

Research and development costs decreased approximately $874,000 primarily as a result of recognition of manufacturing costs as cost of sales for the full six months ended June 30, 1998 vs. recognition of such costs as research and development during the period in 1997 when the Company was in the development stage. During the six months ended June 30, 1998, the Company has incurred minimal amounts of research and development costs as a result of an emphasis on the production of existing product lines.

Sales and marketing expense increased approximately $60,000 for the six months ended June 30, 1998 as compared to the six months ended June 30, 1997 primarily as a result of increased costs associated with participation in trade shows and a write-off of previously deferred expenses associated with a canceled contract which was entered into in 1997 to provide services through November 1998.

General and administrative expenses increased approximately $40,000 for the six months ended June 30, 1998 as compared to the same period in the prior year primarily as a result of increases in liability insurance premiums, increases in interest expense due to higher levels of debt outstanding, increases in repairs and maintenance expenses due to increases in business activity, increases in utility costs and increases in payroll and payroll related costs. These increases were offset by decreases in professional fees, primarily legal associated with litigation and patent activities and decreases in employee recruiting and relocation costs.

Interest income decreased as a result of lower cash balances available for investment.


Liquidity and Capital Resources

The Company's cash and cash equivalents at June 30, 1998 were $1,059,449 as compared to $1,934,574 at December 31, 1997, a net decrease of $875,125 for the six months ended June 30, 1998. The decrease is the result of $2,050,106 used in operating activities, $151,140 used in investing activities and $1,326,301 provided by financing activities.

The Company has available $700,000 of a secured line of credit in the amount of $1,000,000 for purposes of providing working capital, if necessary. The line bears interest at prime plus 1.5% on the used portion and matures March 31, 1999.

To date, the Company has experienced significant losses, which losses are continuing. The Company believes that on an earnings basis it can achieve break even on monthly sales of approximately $550,000. The Company believes it will begin to achieve this level of sales at some point prior to the end of 1998. There is no assurance that this projection will be met or that profits will be achieved and/or positive cash flow will be achieved. Until such time, working capital must be obtained from equity financings and or borrowings or the Company must undertake actions to reduce operating expenses.

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


                    Semiconductor Laser International Corporation
                    ---------------------------------------------
                                     (Registrant)



Date: August 10, 1998                By:/s/ Geoffrey T Burnham
                                        ----------------------------
                                        Geoffrey T. Burnham
                                        Chairman, President and
                                          Chief Executive Officer
                                          (principal executive officer
                                           and principal financial and
                                           accounting officer)