Form 10QSB
period 1998-09-30
SEMICONDUCTOR LASER INTERNATIONAL CORP
filed 1998-11-23
CIK 921445

SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549


                                 --------------------

                                     FORM 10-QSB




(Mark one)
[x] Quarterly Report under section 13 or 15(d) of the Securities Exchange Act of 1934

                       For the quarter ended September 30, 1998

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

               Yes    [x]                        No    [ ]

     As of October 31, 1998, there were outstanding 10,039,552 shares of the issuers common stock, par value $.01 per share.

Transitional Small Business Disclosure Format

               Yes    [ ]                        No    [x]

                         Part I. Financial Information

Item 1. Financial Statements


                   Semiconductor Laser International Corporation

                                   Balance Sheet

                                                   December 31,    September 30,
                                                       1997            1998
                                                                    (unaudited)
                                                   ------------     ------------
Assets
Current assets
  Cash                                            $  1,934,574     $    456,225
  Accounts Receivable, net of allowance for
   doubtful accounts of $49,810 and $99,810,
   respectively                                        201,070          622,069
  Inventory                                            139,201          269,101
  Prepaid expenses and other assets                     70,717           28,380
                                                   ------------     ------------
                  Total current assets               2,345,562        1,375,775

Property, plant and equipment, net                   2,719,816        2,744,145
Intangible assets, net                                     674            -
Deposits and other assets                              591,320          278,500
                                                   ------------     ------------
                  Total assets                    $  5,657,372     $  4,398,420
                                                   ============     ============

Liabilities and Shareholders' Equity
Current liabilities
  Accounts payable                                $    512,447     $    825,074
  Accrued expenses and other liabilities               161,545          169,986
  Current portion of long-term debt                     36,394           31,353
  Notes payable under line of credit arrangement         -              550,000
                                                   ------------     ------------
                  Total current liabilities            710,386        1,576,413

Long-term debt                                         798,283          776,211
Accrued royalty payments                               100,000          100,000
                                                   ------------     ------------
                  Total liabilities                  1,608,669        2,452,624
                                                   ------------     ------------
Commitments and contingencies (Note 5)

Shareholders' Equity
Preferred stock, $.01 par value, 5,000,000 shares
  authorized; none issued and outstanding at
  December 31, 1997 and September 30, 1998               -                -
Common stock, $.01 par value, 20,000,000 shares
 authorized, 8,389,552 issued and outstanding
 at December 31, 1997, and 10,039,552 issued
 and outstanding at September 30, 1998                  83,896          100,396
Treasury stock                                        (248,241)        (248,241)
Additional paid-in capital                          17,035,225       18,061,560
Accumulated deficit                                (12,822,177)     (15,967,919)
                                                   ------------     ------------
                  Total Shareholders' Equity         4,048,703        1,945,796
                                                   ------------     ------------
                  Total liabilities and
                    Shareholders' Equity          $  5,657,372     $  4,398,420
                                                   ============     ============

                  See accompanying notes to financial statements

                  Semiconductor Laser International Corporation

                             Statement of Operations

                                                  Three Months Ended              Nine Months Ended
                                                     September 30,                   September 30,
                                                 1997             1998           1997            1998
                                              (unaudited)      (unaudited)    (unaudited)(1)  (unaudited)
                                              -----------      -----------    -----------     -----------
Net sales                                     $   147,916      $   600,110    $   326,724     $ 1,375,016

Cost of sales                                    (517,466)        (962,588)    (1,001,678)     (2,399,532)
                                              -----------      -----------    -----------     -----------
     Gross margin                                (369,550)        (362,478)      (674,954)     (1,024,516)

Operating expenses:

Research and development expenses                  30,571            -            911,912           7,273
Sales and marketing expenses                       62,337           40,421        307,878         343,867
General and administrative expenses               543,883          738,681      1,571,404       1,807,205
                                               ----------       ----------    -----------     -----------
         Loss from operations                  (1,006,341)      (1,141,580)    (3,466,148)     (3,182,861)

Interest income                                    14,318            5,109         90,597          37,119
                                               ----------       ----------    -----------     -----------
         Net loss                                (992,023)      (1,136,471)    (3,375,551)     (3,145,742)
                                               ==========       ==========    ===========     ===========

Net loss per share                               ($0.28)          ($0.11)        ($0.95)         ($0.35)
                                               ==========       ==========    ===========     ===========

Weighted average shares outstanding             3,569,600       10,039,552      3,541,320       9,078,563
                                               ==========       ==========    ===========     ===========

(1) Reclassified for comparative purposes (see Note 4).





                  See accompanying notes to financial statements

                  Semiconductor Laser International Corporation

                            Statement of Cash Flows

                                                        Nine Months Ended
                                                           September 30,
                                                      1997            1998
                                                   (unaudited)     (unaudited)
                                                   -----------     -----------
Cash flows from operating activities:
Net loss                                           $(3,375,551)    $(3,145,742)
Adjustments to reconcile net loss to
  net cash used in operating
  activities:
   Depreciation and amortization                        90,204         152,846
   Amortization of deferred expenses                    61,341           -
   Gain on sale of equipment                           (17,364)          -
Change in assets and liabilities:
   Increase in accounts
     receivable, net                                  (176,856)       (420,999)
   Increase in inventory                              (122,554)       (129,900)
   Decrease in prepaid expenses
     and other assets                                    -              42,337
   (Increase)decrease in deposits
     and other assets                                 (350,490)        312,820
   Increase in accounts
     payable                                            91,518         312,627
   Increase(decrease) in accrued
     expenses and other liabilities                     (9,786)          8,441
                                                   -----------     -----------
Net cash used in operating activities               (3,809,538)     (2,867,570)
                                                   -----------     -----------
Cash flows from investing activities:
Purchase of property, plant and
   equipment                                        (2,837,439)       (176,501)
Sale of equipment                                    3,010,145           -
                                                   -----------     -----------
Net cash provided from (used for)
   investing activities                                172,706        (176,501)
                                                   -----------     -----------
Cash flows from financing activities
Proceeds from long-term debt                            31,306         550,000
Payments on long-term debt                             (24,109)        (27,113)
Issuance of stock, net of expenses                       1,971       1,042,835
                                                   -----------     -----------
Net cash provided by (used for) financing
   activities                                            9,168       1,565,722
                                                   -----------     -----------
Net (decrease) increase in cash                     (3,627,664)     (1,478,349)
Cash at beginning of period                          4,266,168       1,934,574
                                                   -----------     -----------
Cash at end of period                              $   638,504         456,225
                                                   ===========     ===========



                  See accompanying notes to financial statements

                  Semiconductor Laser International Corporation


                          Notes to Financial Statements
                                September 30, 1998
                                   (Unaudited)


1. Organization

   Semiconductor Laser International Corporation (the "Company") was incorporated in New York State in September 1993 (inception) and, subsequently, reincorporated in Delaware in September 1997, to produce high power semiconductor diode laser wafers and bars ("HPDLs"), and to market these products worldwide.

   The Company's primary activities since incorporation as a development stage enterprise had been research and development, business and financial planning, raising capital and constructing and equipping its manufacturing facility. The Company had previously relied on facilities provided through the Wright Cooperative Research and Development Agreement (CRDA) with the U.S. Air Force for the development and quality control testing of its HPDLs The Company has since completed the construction of its manufacturing facility in Binghamton, New York, where it is conducting all activities.

   Effective April 1, 1997, the Company ceased operating as a development stage enterprise as it began commercial production of its products.

2. Financial Resources and Liquidity

   The Company has incurred net losses from inception (September 21, 1993) and has an accumulated deficit at September 30, 1998 of $15,979,950. Such losses have resulted primarily from the Company's activities as a development stage enterprise and have been financed primarily out of proceeds from the Company's initial public offering and private equity financing. The Company expects that its cash and working capital requirements will continue to be significant as its operations expand. Potential sources for such cash and working capital requirements are revenue growth and additional private equity financing. In this regard, the Company completed a private equity financing on June 8, 1998 in the amount of $1,237,500 and has used and intends to continue to use the net proceeds of approximately $1,043,000 for working capital requirements. The Company is currently seeking to issue additional equity capital through a private placement. The Company is also taking actions to reduce operating expenses. Without an infusion of additional equity, however, the Company estimates that it has sufficient cash flow to operate through approximately January 31, 1999. Legal fees associated with pending investigations are expected to be an additional drain on the Company's cash flow. See Note 5 of Notes to Financial Statements.

3. Basis of Presentation

   The accompanying unaudited financial statements have been prepared by the Company. Certain information and footnote disclosures normally included in financial statements prepared in conformity with generally accepted accounting principles have been condensed or omitted. In the opinion of the Company's management, the disclosures made are adequate to make the information presented not misleading, and the financial statements contain all adjustments necessary to present fairly the financial position as of September 30, 1998 and the results of operations and cash flows for the nine months ended September 30, 1998 and 1997. The results of operations for the nine months ended September 30, 1998 are not necessarily indicative of the results to be expected for the full year.

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

   Research and development

   Research and development costs are expensed as incurred. Included in research and development costs are the cost of prototypes which amounted to $7,273 and $911,912 for the nine-month period ended September 30, 1998 and 1997, respectively.

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

   As of September 30, 1998, the Company had outstanding warrants and options to purchase 2,946,334 and 141,305 shares of common stock, respectively, which are not included in the calculation of earnings per share for the nine months ended September 30, 1998, and would not be included in such calculation due to the anti-dilutive nature of these instruments.

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

   Rent expense under non-cancelable operating leases, including the FINOVA leases, was $788,390 for the nine months ended September 30, 1998.

   Future minimum payments under non-cancelable operating leases, including the FINOVA lease agreement, at September 30, 1998, are as follows:


                                 Year ending
                                 December 31,      Commitment
                                -------------     -------------
                                    1998           $  263,000
                                    1999            1,051,000
                                    2000            1,051,000
                                    2001              263,000
                                                  -------------
                                                   $2,628,000
                                                  =============


   Litigation

   The Company is currently engaged in litigation with a former employee who the Company brought an action against for a breach of confidentiality obligations and defamation of character. The former employee has responded with a counter claim alleging defamation of character and is seeking $500,000 in damages. The litigation is presently in the discovery stage. The Company believes the counter claim is without merit and is vigorously defending such action. The Company believes that the ultimate outcome of such action will not have a material impact on the financial condition or results of operations of the Company.

   Since April 1998, the Company has been responding to informal requests for information from the Securities and Exchange Commission. In August 1998, the Company learned that in June 1998, the Commission had issued a formal order of investigation to determine whether violations of certain aspects of the federal securities laws had occurred in connection with the Company.
   Pursuant to this formal order of investigation, the Company and certain of its current and former officers and directors have produced documents pursuant to subpoenas from the Northeast Regional Office of the Commission. The investigation is in its early stages and the Company is not able to speculate as to the specific subject matter of the investigation or the outcome or possible effect of the investigation on the Company. There can be no assurance as to the timeliness of the completion of the investigation or as to the final result thereof, and no assurance can be given that the final result of the investigation will not have a material adverse effect on the Company. The Company is cooperating with the investigation, and has responded and will continue to respond to requests for information in connection with the investigation.

   In August 1998, the Company learned that the United States Attorney's Office for the Southern District of New York is investigating whether violations of securities laws have occurred in connection with the Company's public disclosures. The Company is cooperating with the investigation and is responding to a grand jury subpoena issued in connection with the investigation. There can be no assurance as to the timeliness of the completion of the investigation or as to the final result thereof, and no assurance can be given that the final result of the investigation will not have a material adverse effect on the Company or its current management. Management believes that there are meritorious defenses to the issues raised by this investigation and intends to defend this matter vigorously.

   Financing

   On June 8, 1998, the Company completed a private placement of 1,650,000 shares of Common Stock at an aggregate purchase price of $1,237,500. After deduction of Placement Agent's commissions and expenses of $194,665, the net proceeds to the Company was approximately $1,042,835. As a condition of the private placement, the Company, on July 31,1998, filed with the Securities and Exchange Commission ("SEC") for the registration of the securities underlying the private placement. The registration is currently pending with the SEC.

   Notes Payable

   The Company has a line of credit secured by accounts receivable and inventory in the amount of $1,000,000. This line of credit bears interest at the rate of prime plus 1.5% (prime being 8.5% at September 30, 1998) on the outstanding balance. At September 30, 1998, $550,000 was outstanding on this line of credit on which the Company is required to pay interest only. The Company had borrowings in excess of its borrowing base requirements as of September 30, 1998. However, a waiver of the right to demand payment for this excess has been provided by the lender through December 31, 1998. There can be no assurance that any additional extension of this waiver can be negotiated. The Line matures March 31, 1999.

   Year 2000 Compliance

   The Year 2000 issue is the result of computer programs written using two digits rather than four to define the applicable year. Any of the Company's computer programs that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including among other things, a temporary inability to process transactions, send invoices or engage in similar normal business activities.

        State of Readiness and Cost

   The Company relies on systems developed by other parties in regard to its business, accounting and operational software. The Company believes that its significant business, accounting and operational software are Year 2000 compliant. None of the Company's systems are believed to be affected by the year 2000 issue. The Company expects the costs it incurs, if any, to achieve Year 2000 compliance will be immaterial.

        Risk

   The Company has no computer interfaces with its vendors and customers. However, it does not know the extent to which its vendors, or its customers would be impaired by their own Year 2000 issues and the impact of such issues on the Company. The costs of assessing such compliance are expected to be minimal. In addition, although the Company believes it is adequately addressing its Year 2000 issues, there can be no assurance that unanticipated or undiscovered compliance problems with regard to the Company or its vendors and customers will not have a material adverse effect on the Company's financial condition, results of operations and business.

        Contingency Plans

   Given that the Company believes that it is currently Year 2000 compliant, the Company has not prepared a contingency plan and does not currently believe that a contingency plan is necessary.

Item 2.  Managements Discussion and Analysis or Plan of Operation

Certain statements in this Report under the caption "Management's
Discussion and Analysis and Plan of Operation" and elsewhere constitute or may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Litigation Reform Act"), including, without limitation, statements regarding future cash requirements. The Company desires to avail itself of certain "safe harbor" provisions of the Litigation Reform Act and is therefore including this special note to enable the Company to do so. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: inability to obtain additional financing on acceptable terms, manufacturing delays due to equipment or technical problems, delays in product development; costs associated with and outcome of pending investigations described elsewhere herein; failure to receive or delays in receiving regulatory approval; lack of enforceability of patents and proprietary rights; general economic and business conditions; industry capacity; industry trends; demographic changes; competition; material costs and availability; the loss of any significant customers; changes in business strategy or development plans; quality of management; availability, terms and deployment of capital; business abilities and judgment of personnel; availability of qualified personnel; changes in, or the failure to comply with, government regulations; and other factors referenced in this report.

Overview

During 1997, the Company began the commercialization of many of its proposed products. Since its inception in 1993, the Company had been engaged primarily in research and development, business and financial planning, recruitment of key management and technical personnel, raising capital to fund operations and the development of its HPDL product prototypes. The Company has since completed the construction and equipping of the first phase of its manufacturing facility and has begun the commercialization of its products and the generation of sales revenues. The Company is seeking to increase sales in order to fully utilize its production capacity. Increasing sales levels and higher utilization of production capacity are critical to the Company's financial success. Financial resources and liquidity during this period of growth are of utmost importance and concern to the Company. Coherent, Inc., a competitor of the Company, has advised the Company and Northwestern University that it believes that the patent rights under the Northwestern License do not cover the manufacture of aluminum free products other than by MOCVD. Alternatively, Coherent, Inc. claims that its products do not infringe on the Northwestern patents. The Company is reviewing its options with respect to such infringements.

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

Since the onset of commercial production, the Company, on occasion, has been unable to manufacture certain products in quantities sufficient to meet the demands of its existing customer base and that of new customers based upon equipment and/or other technical problems arising at various points during the production process. While at this time the Company is not experiencing any significant technical manufacturing problems, there can be no assurance that technical manufacturing problems could not arise in the future. The recent growth in the Company's product demand and the expansion in the scope of its operations has placed considerable strain on Company management, financial, manufacturing and other resources and has required the Company to continually improve a variety of operating, financial and other systems. There can be no assurance that any existing or new systems, procedures or controls will be adequate to support the Company's operations or that its systems, procedures and controls will be designed, implemented or improved in a cost effective and timely manner. Lack of financial resources to implement, improve and expand such systems, procedures and controls in an efficient manner and at a pace consistent with the Company's business could have a material adverse impact on the Company's business and results of operations.

Results of Operations

Effective April 1, 1997, the Company was no longer considered to be a Development Stage Enterprise. During the period in which the Company was considered a Development Stage Enterprise, sales of prototype units and the cost associated therewith were offset against research and development expenses.

Three months ended September 30, 1998, compared to three months ended September 30, 1997.

Sales were $600,110 for the three months ended September 30, 1998 as compared to $147,916 for the same period in the prior year. This increase of 406% in sales was the result of increased demand for the Company's products and the improvement in the Company's production process which facilitated increased shipments of product. In view of a delay in shipment caused by a significant customer of the Company, sales for at least the next two quarters are expected to be somewhat lower than sales for the three months ended September 30, 1998. The anticipated decrease in sales is expected to be partially offset by other orders which have been recently received or are expected to be received by the Company. There can be no assurance that any such other orders will be received.

Cost of sales for the three months ended September 30,1998 increased approximately $445,000 as a result of an increase in raw materials attributable to increased product sales, increases in depreciation expense charged to cost of sales as a result of the purchase of additional manufacturing equipment and increased levels of production labor to support the growth in sales.

Research and development expenses for the three months ended September 30, 1998 decreased approximately $31,000 to $0 as compared to the three months ended September 30, 1997 as a result of the Company moving from the development stage to commercial production during the second quarter of 1997. Certain production costs reflected as research and development for the three months ended September 30, 1997 in accordance with development stage accounting practices are now reflected as cost of sales in accordance with accounting practices followed by commercially operating entities. Previous levels of research and development expenses were associated primarily with the Company being in the development stage wherein all costs associated with the development of the production process along with the cost and revenues associated with prototype units were charged to research and development.

Sales and Marketing expenses decreased approximately $22,000 for the three months ended September 30, 1998 as compared to the same period in 1997 primarily due to the timing of trade shows.

General and administrative expenses increased approximately $195,000 for the three months ended September 30, 1998 as compared to the same period in 1997. The increase was due to increased professional fees (legal and consulting), increased medical and liability insurance premiums, higher utility costs associated with increased business activity and increases in interest expense due to higher levels of debt outstanding primarily occasioned by the need for additional working capital. These increases were offset by reduced payroll costs associated with fewer employees performing general and administrative functions.

Interest income decreased for the three months ended September 30, 1998 as compared to the three months ended September 30, 1997, as a result of lower cash balances available for investment.

Nine months ended September 30, 1998, as compared to the nine months ended September 30, 1997.


Sales for the nine months ended September 30, 1998 increased approximately $1,048,000 over the same period in the prior year. The increase in sales was attributable to increased recognition of the Company's products in the market place, the culmination of marketing efforts during 1997. The increase also resulted from the Company being in production for all nine months of the 1998 period while in the 1997 period it was in the development stage for the first three months. At such time, prototype sales were credited to research and development expenses.


Cost of sales for the nine months ended September 30, 1998, increased approximately $1,397,000 over the nine months ended September 30, 1997, as a result of the costs associated with increased sales and an increase in the absolute costs charged to cost of sales during the period. During the first three months of the comparable period in the prior year, the Company was in the development stage and certain costs were recognized as research and development expense as opposed to cost of sales.

Research and development costs decreased approximately $904,000 primarily as a result of recognition of manufacturing costs as cost of sales for the full nine months ended September 30, 1998 vs. recognition of such costs as research and development during the period in 1997 when the Company was in the development stage for the first three months. During the nine months ended September 30, 1998, the Company has incurred minimal amounts of research and development costs as a result of an emphasis on the production of existing product lines.

Sales and marketing expense increased approximately $36,000 for the nine months ended September 30, 1998 as compared to the nine months ended September 30, 1997 primarily as a result of increased costs associated with participation in trade shows and a write-off of previously deferred expenses associated with a canceled contract which was entered into in 1997 to provide services through November 1998.

General and administrative expenses increased approximately $236,000 for the nine months ended September 30, 1998 as compared to the same period in 1997.
The increase was due to increases in liability insurance premiums, increases in interest expense due to higher levels of debt outstanding, increases in repairs and maintenance and utility costs associated with increases in business activity. These increases were offset by decreases in professional fees, primarily legal associated with litigation and patent activities and decreases in employee recruiting costs. The Company anticipates that its legal costs will increase as a result of expenses related to certain pending investigations. See Note 5 to Notes to Financial Statements.

Interest income decreased as a result of lower cash balances available for investment.


Liquidity and Capital Resources

The Company's cash and cash equivalents at September 30, 1998 were $456,225 as compared to $1,934,574 at December 31, 1997, a net decrease of $1,478,349 for the nine months ended September 30, 1998. The decrease was the result of $2,867,570 used in operating activities, $176,501 used in investing activities offset by $1,565,722 provided by financing activities.

The Company has available $450,000 of a secured line of credit in the amount of $1,000,000 for purposes of providing working capital, if necessary. The line bears interest at prime plus 1.5% on the used portion and matures March 31, 1999.

The Company has a line of credit secured by accounts receivable and inventory in the amount of $1,000,000. This line of credit bears interest at the rate of prime plus 1.5% (prime being 8.5% at September 30,1998) on the outstanding balance. At September 30, 1998, $550,000 was outstanding on this line of credit on which the Company is required to pay interest only. The Company had borrowings in excess of its borrowing base requirements as of September 30, 1998. However, a waiver of the right to demand payment for this excess has been provided by the lender through December 31, 1998. There can be no assurance that any additional extension of this waiver can be negotiated. The Line matures March 31, 1999.

To date, the Company has experienced significant losses, which losses are continuing. The Company believes that on an earnings basis it can achieve break even on monthly sales of approximately $550,000. There is no assurance that profits will be achieved and/or positive cash flow will be achieved. Potential sources for such cash and working capital requirements are revenue growth and additional private equity financing. In this regard, the Company completed a private equity financing on June 8, 1998, in the amount of $1,237,500 and has used and intends to continue to use the net proceeds of approximately $1,043,000 for working capital requirements. The Company is currently seeking to raise additional equity capital through a private placement. The Company is also taking actions to reduce operating expenses. Without an infusion of additional equity, however, the Company estimates that it has sufficient cash flow to operate through approximately January 31, 1999. Legal fees associated with pending investigations are expected to be an additional drain on the Company's cash flow. See Note 5 of Notes to Financial Statements.

                          PART II. - OTHER INFORMATION

Item 1. Legal Proceedings.

     The Company is involved in certain litigation and investigations described in Note 5 to the financial statements.


Item 2. Changes in Securities and Use of Proceeds.

     None


Item 3. Defaults Upon Senior Securities.

     None


Item 4. Submission of Matters to a Vote of Security Holders.

     The Company held its 1998 Annual Meeting of Stockholders (the "Annual Meeting") on August 17, 1998. As of the record date of June 19, 1998, there were 8,389,552 shares of the Company's common stock eligible to vote. Of these shares, 6,420,988, (76.5%) were represented either in person or by proxy at the Annual Meeting.

     At the Annual Meeting, Geoffrey T. Burnham, Susan M. Burnham, George W. Barrett and Brian J. Thompson were elected directors of the Company. The number of shares of the Company's common stock voted in favor of the election of Messrs. Burnham, Barrett and Thompson and Ms. Burnham were 6,317,179, 6,317,179, 6,311,661 and 6,311,661, respectively, and the number of such shares withheld were 149,157, 149,157, 154,675 and 154,675, respectively.

     At the Annual Meeting, the Company's stockholders also voted to (i)approve the amendments to the Company's 1995 Stock Option Plan, as amended (the "Option Plan") to increase the total number of shares of the Company's common stock available for options to be granted under the Option Plan from 250,000 to 1,000,000; and permit the Board to grant additional options to non-employee directors; and (ii)ratify the selection of Price Waterhouse LLP as independent public accountants for the fiscal year ending December 31, 1998.

     The vote on items (i) and (ii) above was as follows:

     ITEM                              FOR           AGAINST        ABSTAIN
     -------                        ---------       ---------      ---------
     Amendments to Option Plan      1,529,518         250,644         28,961

     Ratification of appointment
      of Accountants                6,426,969          26,237         13,130



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


                    Semiconductor Laser International Corporation
                    ---------------------------------------------
                                     (Registrant)



Date: November 23, 1998              By:/s/ Geoffrey T. Burnham
                                        ----------------------------
                                        Geoffrey T. Burnham
                                        Chairman, President and
                                        Chief Executive Officer

Date: November 23, 1998              By:/s/ Leonard E. Lundberg
                                        ----------------------------
                                        Leonard E. Lundberg
                                        Chief Financial Officer,
                                        Principal Financial Officer
                                        and Principal Accounting Officer