Form 10KSB
period 1998-12-31
SEMICONDUCTOR LASER INTERNATIONAL CORP
filed 1999-04-01
CIK 921445

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC  20549

                                   FORM 10-KSB

                                   (Mark One)

               [x]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
           OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
                  For the fiscal year ended December 31, 1998

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

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ x ]

The issuer's revenues for its most recent fiscal year (year ended
December 31, 1998) were $2,197,736.

The aggregate market value on March 22, 1999, of the voting stock held by non-affiliates computed by reference to the last sales price on that date was approximately $ 3,797,135. As of March 22, 1999, 12,150,832 shares of Common Stock, par value $.01 per share (the "Common Stock"), were outstanding.


                      Transitional Small Business Disclosure Format
                            (check one) YES   [ ]       NO  [X]




                  DOCUMENTS INCORPORATED BY REFERENCE.
                                   None

                                 PART I

In addition to historical information, this Annual Report contains forward looking statements relating to such matters as anticipated financial and operating performance, business prospects, technological developments, new products research and development activities and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward looking statements. Semiconductor Laser International Corporation
(the "Company" or "SLI") notes that a variety of factors could cause the Company's actual results to differ materially from the anticipated results or other expectations expressed in the Company's forward looking statements. The risks and uncertainties that may affect the operation, performance, development and results of the Company's business include, but are not limited to, those matters discussed herein. Readers are cautioned not to place undue reliance on these forward looking statements, which reflect managements analysis only as of the date hereof. The Company undertakes no obligation to publicly revise these forward looking statements to reflect events or circumstances that arise after the date hereof. Readers should carefully review the risk factors described in documents the Company files from time to time with the Securities and Exchange Commission.

 Item 1. Description of Business

General

      Semiconductor Laser International Corporation is a manufacturer of high power semiconductor diode lasers ("HPDLs"). SLI currently manufactures HPDLs for a variety of applications across numerous industries, including medical, manufacturing, optical storage, telecommunications, printing and military. SLI is a component supplier of HPDLs. Most of SLI's customers are original equipment manufacturers ("OEMs").

      The Company manufactures its products at a newly constructed, high technology facility in Broome County, New York built to the Company's specifications. The Company currently utilizes 15,000 square feet at such location, including a 4,500 square feet class 1,000 clean room.

      The Company was incorporated in New York in September of 1993 and reincorporated in Delaware in September 1997.

Recent Developments

June 1998 Private Placement

     On June 8, 1998, the Company completed a private placement (the "Private Placement") of 1,650,000 shares of its Common Stock, at an aggregate purchase price of $1,237,500. The shares of Common Stock were issued and sold by the Company without registration under the Securities Act in reliance upon the exemption from registration afforded by Section 4(2) of the Securities Act and
Section 506 of Regulation D promulgated under the Securities Act in that they were sold solely to "accredited investors" as defined in Rule 501 (a) of the Securities Act. The placement agent for the shares, Empire Consulting Company, LTD,(the "Placement Agent") was paid $194,665 for commissions and expenses. After deducting the Placement Agent's commissions and expenses of $194,665 in the aggregate, the net proceeds of the Private Placement to the Company were approximately $1,042,835. The net proceeds of the Private Placement are substantially depleted and have been used for working capital and general corporate purposes.

     The Company has registered the shares of Common Stock issued in the Private Placement on a Registration Statement on Form S-3/A which was declared effective by the Securities and Exchange Commission on December 30, 1998.

bmp Transaction

     The Company entered into a Securities Purchase Agreement (the "Securities Purchase Agreement"), dated as of February 5, 1999, between the Company and bmp Mobility AG Venture Capital ("bmp"). Pursuant to the Securities Purchase Agreement, bmp has agreed to make a two tranche equity investment in the
Company in an amount ranging between $2,050,000 and $2,750,000. The first tranche of the investment was consummated on February 8, 1999 by the parties, and bmp has purchased 2,000,000 newly issued shares of the Company's common stock (the "Common Stock"), par value $0.01 per share, at a price of $0.375 per share, for an aggregate purchase price of $750,000. In the second tranche of the investment, bmp has agreed to purchase between 650,000 and 1,000,000 shares of the Company's Series B Convertible Preferred Stock (the "Preferred Stock"), par value $0.01 per share, at a purchase price of $2.00 per share,
for a total investment of between $1.3 million and $2 million.   Such Preferred
Stock would be convertible at a five to one ratio into shares of Common Stock, but is only convertible by unaffiliated transferees of bmp. The shares issued and to be issued to bmp contain certain demand and piggyback registration rights and the preferred stock contains certain anti-dilution rights.

     The consummation of the second tranche of the investment is subject to certain customary conditions, including stockholder approval, if required by the Nasdaq SmallCap Market;, the absence of any material adverse change, and the extension by BSB Bank and Trust ("BSB") of the Company's $1.0 million secured line of credit (the "Line of Credit") until May 31, 2000.
BSB has already agreed to extend the maturity of the Line of Credit until June 30, 2000 upon consummation of the second tranche of the investment, subject to the absence of any material adverse change in the business. In addition, BSB has agreed to advance an additional $450,000 under the Line of Credit, to extend the maturity of the Line of Credit from March 31, 1999 to June 30, 1999, and to waive the requirement that the Company maintain the Line of Credit balance within its collateral base formula until the earlier of June 30, 1999 or the date of receipt by the Company of funds arising out of the second tranche of the investment. The Company anticipates that the consummation of the second tranche of the investment will take place between March 31, 1999 and May 31, 1999, depending on the need for stockholder approval, although there can be no assurance that the second tranche will be consummated. See "Notes to Financial Statements - Note 9 and Note 11".

     In consideration for the modifications to the Line of Credit, the Company issued to BSB, on February 16, 1999, warrants to purchase an aggregate of 500,000 shares of the Common Stock, at an exercise price of $0.575 per share. The warrants expire on February 16, 2004 and contain certain registration rights.

     The Company believes that, in addition to providing equity capital, bmp will be a strategic investor who will help the Company expand distribution in the European market. In connection with the equity investment, bmp intends to assist the Company in organizing and structuring the distribution system relating to the Company's products and services throughout Europe. To date, bmp has begun to assist the Company in such respect, and has facilitated the execution of a distributor agreement between the Company and a western European distributor. The Company has entered into a Distributor Agreement, dated February 22, 1999, with LG Laser Graphics GmbH ("Laser Graphics"), an entity in which bmp has invested, whereby Laser Graphics has been granted rights to distribute the Company's products on an exclusive basis throughout Germany, Switzerland and Austria, and on a non-exclusive basis worldwide outside of Germany, Switzerland and Austria.

Nasdaq Proceeding

     The Company received notice from The Nasdaq Stock Market ("Nasdaq") that the Common Stock may be delisted from the Nasdaq SmallCap Market, based on having a bid price below $1.00 and its maintenance of net tangible assets at below $2 million. On March 18, 1999, the Company participated in an oral hearing before a Panel authorized by the Nasdaq Board of Directors in Washington, D.C. regarding the Company's continued listing on the Nasdaq SmallCap Market. The Company presented a two-step plan for reattaining compliance with these requirements, consisting of a reverse stock split and the completion of the second tranche of the bmp investment. Nasdaq has not made any determination regarding the status of the Common Stock at this time and the Company is not able to predict the outcome of the hearing. If delisted, the Common Stock would likely be quoted on the OTC Bulletin Board. Any delisting could cause the market price of the Common Stock to decline and could make it much more difficult to buy or sell Common Stock on the open market.

Industry Background

      Lasers produce a beam of radiation in the electromagnetic spectrum which can be varied in intensity and wavelength depending upon the desired application. This variable intensity enables high-powered lasers to be used as power sources in a broad range of applications, including the materials processing, fiber optic, telecommunications, printing, medical, dental, automotive, machining, and optical data storage and Digital Video Disc ("DVD") markets. HPDLs are increasingly replacing traditional technologies, including other types of high power lasers, in these and other applications, as HPDLs are generally less complex, smaller, more reliable, more durable and/or more powerful than their predecessor technologies.

      The kind and number of applications that can benefit from utilizing HPDLs include all applications requiring intense and efficient power, particularly where reliability, long useful life (without adjustment or replacement of parts) and, in some applications, smaller size and/or adaptability to fiber optic coupling are significant. The variety and magnitude of these applications and potential applications is creating an expanding demand for HPDLs and, if lower prices for HPDLs can be achieved, it is anticipated that new applications requiring lower priced HPDLs will create significant additional demand.

Strategy

      The Company's manufacturing strategy is to take advantage of the advances in HPDL manufacturing technology made possible through its improvements to the Desorption Mass Spectrometric ("DMS")/Molecular Beam Epitaxy ("MBE") process and through its acquisition of rights relating to aluminum free HPDLs. The Company currently controls all stages of HPDL manufacturing, including all aspects of wafer growth, processing and packaging of its HPDL products, at its own manufacturing facility where it utilizes the full benefit of its research and development efforts to date.

      The new equipment acquired by the Company for its manufacturing facility incorporates the developments and modifications which the Company had previously made to the DMS/MBE technology.

      The Company believes that it has established, within the HPDL marketplace, the credibility of its products, i.e. their comparable quality to those of current HPDL manufacturers. The Company's initial marketing strategy is focused on finding potential customers to consider the applicability of its products to existing and new uses. The Company believes that once the quality of its product line and the lower prices charged for its products is fully recognized, it will be able to achieve market penetration. The Company participates in trade shows and publicizes its improvements in product literature.

       The Company has an exclusive ten year license on the DMS technology as it applies to laser technology, pursuant to its License Agreement with the Air Force. The Air Force has received a patent with respect to the DMS technology. The License Agreement is not assignable, other than to the Company's subsidiaries, without the prior written approval of the Air Force. Under the License Agreement, the Company is obligated to pay royalties of .5% on all gross sales (other than sales to or for the U.S. Government) of each laser or laser related product that was produced utilizing any method defined in the Air Force's patent. In addition to the royalty payments, the Company is obligated to pay a minimum royalty of $20,000 beginning with the fifth year of the License Agreement (March 30, 1999). The Company was required under the License Agreement to satisfy the Air Force that it had taken effective steps to exploit the licensed technology commercially. The Company has made improvements to the technology and according to the License Agreement, these improvements are the sole property of the Company. After 2004, unless extended, the License Agreement will become nonexclusive. The Air Force has a royalty free right to employ the DMS technology in non-commercial production of HPDLs for its own use. Initially, the Company used the Air Force patent to develop products. More recently, Company scientists have developed an optical system to replace DMS, which is an electrical system. The Company's system works similarly to DMS to control the temperature of the substrate but the Company believes that its system is simpler to use and easier to control. As a result, the Company does not rely on DMS for any current products. The Company is current on administrative payments to the Air Force to keep this license in good standing, but there are no royalty payments due because the Company is not using the technology for products sold. The Company believes that the License Agreement could become valuable to the Company in the future, but that it is not critical at this time.

       In September 1996, the Company entered into a license agreement (the "Northwestern License") with Northwestern University granting the
Company exclusive worldwide rights relating to aluminum free HPDLs under patent rights of Northwestern University. Under the Northwestern License, an initial licensing fee was paid along with a number of shares of Common Stock. An additional issuance of Common Stock occurred in November 1997. The
Northwestern License also provides for royalties on net sales as well as a share of any payments received by the Company with respect to sub-license fees. Certain obligations must be met by the Company in order to maintain the Northwestern License, all of which the Company believes that it will fully satisfy.

     The Company believes that the patent rights and the Northwestern License cover all production methods, including, but not limited to MBE and Metal Organic Chemical Vapor Deposition ("MOCVD"). The Company believes that attempts by others to develop equivalent aluminum free technology could infringe on its exclusive rights. Enforcement of these rights will require coordination by the Company with Northwestern University. The Company believes that the exclusive right granted under the Northwestern
License constitutes an as of yet undetermined competitive advantage.
Coherent, Inc., a competitor of the Company, has advised the Company and Northwestern University that it believes that the patent rights under the Northwestern License do not cover the manufacture of aluminum free products other than by MOCVD. Alternatively, Coherent, Inc. claims that its products do not infringe on the Northwestern patents. The Company is reviewing its options with respect to such infringements. At this time, no litigation has been instituted by the Company, Northwestern or any third party with respect to the scope of the patent rights under the Northwestern License and no assurance can be given either as to what enforcement action, if any, will be taken by Northwestern and the Company or as to the outcome of any such action, if taken. Northwestern has indicated to the Company that it will not institute any litigation at this time.

     The Company has not taken advantage of the aluminum free technology, as of yet, because of financial constraints and because with improvements in standard aluminum containing diode technology there has been an uncertain competitive advantage in aluminum free technology. However, in March 1999, the Company has converted one of its MBE machines so that it may begin to produce aluminum free HPDLs in order to maximize its flexibility, with more than one form of technology. The Company hopes that production of aluminum free HPDLs will commence by June 1999. The Company believes that the potential advantage over existing HPDLs is the ability of aluminum free HPDLs to generate greater power while evidencing longer life and greater reliability.

     Northwestern has the right to terminate the Northwestern License after September 1999 if the Company does not manufacture products based upon the applicable aluminum free technology that are available for sale by such time. There can be no assurance that the Company will have the financial resources to exploit this technology successfully or that if exploited, such technology will prove to be superior to other technologies. In addition, there can be no assurance that the conversion of the MBE machine to allow the production of aluminum free HPDLs will not adversely affect the Company's production of standard aluminum containing diodes.

Current and Future Markets

      The Company has been selling its products to customers for use in a wide range of applications. A purchaser of the Company's products will typically incorporate the products into a particular device or application developed by such purchaser. Depending upon a customer's needs, the products purchased from the Company can either be sold in an unpackaged processed form or in a packaged processed form. In situations where packaged products are sold, they generally provide the Company with a substantially higher profit margin.

      There are many industries which are currently engaged in product and design programs for which specialized HPDLs will be essential. The development of one or more of these areas could greatly increase the demand for the Company's products. It should be noted that the Company may be required to expand its operations in order to meet such potential demand and that there can, however, be no assurance that such increased demand for the Company's products will occur or that the Company will be able to sufficiently expand its operations to meet such increased demand. See Item 6. "Management's Discussion and Analysis of Financial Condition and Results of Operations-Overview."


     The Company is currently engaged in a dispute with one of its key customers, Rocky Mountain Instruments ("RMI"). RMI disputes the amounts owed to the Company regarding certain orders, has made claims regarding defects in certain of the units delivered and is currently late in making payments on such orders. The Company believes that RMI owes approximately $468,571 (including a late charge) to the Company. RMI accounted for approximately 38.9% of the Company's net sales for fiscal 1998 to date. Of the initial purchase order for 500 units, only 97 have been delivered to date and RMI has indicated that it does not want the remaining units. While the Company believes that RMI is obligated to accept such units and intends to enforce its rights, it has reduced its backlog by approximately $1.5 million. The parties are currently engaged in discussions with regard to the settlement of this dispute and it is premature to assess the outcome. There can be no assurance that RMI will remain a customer of the Company. Loss of RMI as a customer may have a material adverse impact on the net sales and financial condition of the Company if the Company is not successful in expanding its customer network.

Manufacturing Facility

      The Company is currently operating a single-wafer V-80H DMS controlled MBE machine at its manufacturing facility. The Company's manufacturing facility (15,000 square feet) includes all related facilities and equipment necessary for production, such as a 4,500 sq. ft. class 1,000 clean room and the tooling and testing equipment for its production processing line.

      On December 18, 1996 the Company entered into an agreement (the "Sale and Leaseback Agreement") with the Broome County IDA, in which the Company sold and leased back its manufacturing facilities and equipment. See "Item 2. "Description of Properties."

Manufacturing and Products

General

      The manufacturing process for the growth of HPDL wafers and the further manufacturing steps necessary to process and package these wafers into bars, chips and multi-bar stacked arrays in original equipment manufacturer or end user ready format is a highly technical process. The general description of these processes which follows necessarily simplifies the essentials and by its nature does not include many of the more intricate elements involved in successfully carrying out the complex growth and manufacture of HPDLs.

Growth

      The two principal growth methods which have been developed to manufacture HPDLs are MOCVD, the process that the Company believes is used by most of its competitors, and MBE, the process which the Company is using. MOCVD has been the prevailing manufacturing process to date, even though the yields of acceptable or usable wafers associated with this process (when compared with the total number of wafers grown) are believed to be as low as 10%. The MBE process has historically had even lower useable wafer yields. However, by monitoring and controlling the MBE production process with its improved control technology, the Company has developed what it believes to be a process capable of producing commercially acceptable or usable wafers (which meet the quality standards of existing MOCVD produced HPDLs).

Processing

      After the growth process is completed and the wafers have been tested (a complicated process requiring dedicated testing equipment) acceptable wafers are processed and cut (a process referred to as cleaving) into one centimeter individual laser bars. Each laser bar contains multiple laser chips or laser emitters. The actual number varies depending upon the desired power characteristics of the laser chip or emitter. The surface of the bars is then given optical facet coatings in order to create the laser beam path that is formed by the laser mirrors.

Packaging

      The Company currently offers numerous packages, fitting the chips and bars for unique applications, higher power output and fiber optic coupling. Although many of the bars and chips are sold unpackaged, the Company offers packaging as a way to attract additional customers.

      The final steps in the production process are the actual assembly and packaging of the fully processed chips and bars into an OEM or end user ready format. The Company's packages include a range of products, from single chip devices, such as the C-Mount, the 9 mm package and the 5.6 mm package, to multiple chip devices up to 40 watts CW, such as the single-LD bar, LT-bar, LS bar and SLD-bar packages and the stacked array packages and various fiber coupled lasers up to 35 watts CW and 100 watts QCW. Customers' applications and preferences dictate which package is best for their needs, and adaptations of packages for specific product requirements can be designed. Wherever appropriate, portions of the packaging process may be subcontracted by the Company. Each packaging configuration can be utilized for different applications with the principal differences being the power of the laser diode device or its wavelength. The sizes of the typical HPDL products are merely a function of industry convention. Thus, the one centimeter single-laser bar size could be easily modified by the Company or its competitors to a different size.

Suppliers

The Company's products require, during each step of the manufacturing process, high quality raw materials and components which the Company purchases from others. The Company believes that numerous suppliers exist for all of the raw materials and components that it will need and that such items are readily available on commercially reasonable terms;
however, the Company's ability to continue to manufacture its products will depend upon its ability to maintain commercial relationships with most of its suppliers. In other cases the Company intends to purchase raw materials, sub-assemblies and components pursuant to purchase orders in the ordinary course of business. The Company's production is also dependent upon its suppliers satisfying the Company's performance and quality specifications and dedicating sufficient production capacity to meet the Company's scheduled delivery times. Recently, because of cash flow problems, the Company has experienced a shortage of supply for certain critical components. The Company has worked out acceptable terms with most of its suppliers, but has been placed on a cash only basis with many of them.

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

Lasers are continually being refined and advanced. One of the most significant HPDL developments has been with respect to the power output of lasers. The maximum power outputs are now about 40 Watts and 120 Watts for CW and QCW bars, respectifully. Although prices vary according to the power output, wavelength and packaging, the average cost per watt has been reduced to less than half that of just a few years ago.

The most significant development, however, concerns laser wavelength. Until recently, HPDL applications were limited to the infrared (IR) portion of the electromagnetic spectrum. Just below the infrared range of the spectrum, otherwise known as the visible range, scientists were only able to produce low power lasers. These low power visible lasers can be used with products such as CD players, laser pointers, barcode scanners and remote controls. Although this is still a growing market, applications are limited due to the lack of power output and shorter wavelength. Advancements, however, have enabled manufacturers to produce high power visible lasers and thus have opened the door to many new products and markets.

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

The market potential is one of the strengths of the laser industry. A drawback is that it may attract more competition to an industry that has historically had very low profit margins. In addition, there is an industry requirement for research and development which in turn requires capital resources. Also, as DVD products will be sold to the consuming public as opposed to other high power laser products that are sold mostly to industry, if consumer tastes have been miscalculated or change, then acceptance of DVD may not reach forecasted levels.

The overall laser market is quite competitive. The marketing approach of the Company is to promote its line of high power semiconductor lasers to new and existing market segments as well as creating new applications that were once impenetrable due to the high cost of laser diodes. The Company believes that the credibility of its products is being established as its customers' expectations are being met. To date, a substantial number of orders have been for prototype or test units, resulting in relatively low sales volumes and higher unit costs. The Company hopes to see an increase in production unit orders based upon the acceptance of its products by customers. Other marketing activities of the Company include participating in appropriate trade shows, publicizing advancements in scientific and trade journals, developing international trade companies for representation and other creative marketing techniques.

The Company's marketing program is designed to address some of the activities described above with a strong focus on identifying potential customers and increasing the visibility of the Company. The goal of the marketing program is to create demand, and obtain orders, for the Company's proposed products, which will then be produced by the Company.

Research and Development

Subject to the availability of capital, the Company has been engaged in research and development activities since its inception. Due to the nature of its business, research and development will continue. The Company incurred research and development expenses of $2,073,436, $651,242 and $7,273 for the years ended December 31, 1996, 1997 and 1998, respectively. The Company has curtailed its R & D activities as it concentrates on products.

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

Joint Research and Development Projects

The Company has in the past engaged in research and development ventures with Government Laboratories and academic research laboratories to provide the Company with access to new technologies, product applications, quality control measures, testing techniques and packaging techniques.
Typically each research laboratory has specific interests and capabilities in areas of HPDL technology that are relevant to one or more functions of the Company. For example, one such research laboratory specializes in testing techniques while another specializes in packaging techniques. It is anticipated that the number of these relationships will continue to slow as the Company moves more and more into production.

Internal Research and Development Programs

Subject to the availability of capital, the Company is conducting several internal research and development programs associated with high power semiconductor laser technology, infrared and visible in different departments of the Company. However, the number of these programs has been decreased.

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

Intellectual Property

The Company has five pending U.S. patent applications, two patent applications for HPDL's, a patent application for an optical image rotating device, a diode laser array package patent application and a beam splitter patent application. Two of the patent applications are designated for worldwide foreign filing. It is the Company's intention to file patent applications for all inventions which are not held as trade secrets, such as those routinely employed in the Company's manufacturing processes and products. The Company requires each of its employees to sign a Employee Invention and Non-Disclosure Agreement to protect the Company's trade secrets, as well as providing for assignment of the inventions.

The Company has an active portfolio of license patents from the Air Force and Northwestern University. The Company has licensed
U.S. Patent No. 5,543,170 entitled "Desorption Mass Spectrometric Control of Alloy Composition During Molecular Beam Epitaxy" from the U.S. Air
Force. The Company has licensed three patents from Northwestern University, U.S. Patent No. 5,384,151 entitled "InGaAsP/GaAs Diode Laser", U.S.
Patent No. 5,389.396 entitled "InGaAsP/GaAs Diode Laser" and U.S. Patent
No. 5,663,976 entitled "Diode Laser" and a divisional patent application. The Company has also licensed a pending patent application from Northwestern University, and is currently engaged in discussions to license additional patents and patent applications from Northwestern University and others. The Company has a consulting relationship with Professor Manijeh Razeghi of Northwestern University, who is the inventor of the licensed patents from Northwestern University.

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

Most of the Company's competitors have substantially greater financial, personnel, technological, marketing, administrative and other resources than the Company. Among the largest of the Company's competitors are SDL, Inc., Siemens AG, Opto Power Corporation, Coherent, Inc. and Spire Corp. In addition several large corporations have been developing DVD lasers, such as Hitachi, Toshiba, Mitsubishi and Sony.

The Company believes that all current competitors of the Company utilize MOCVD production methods, with the lone exception of Coherent, Inc. (which entered this market through strategic acquisitions), and can be expected to vigorously assert the claim that this technology is superior to that of the Company's MBE technology and Northwestern's aluminum free technology. By entering the HPDL market, which is dominated by several large companies, and by using MBE technology, the Company faces intense competitive pressure and may be unsuccessful even if its products and manufacturing process are superior to those of its competitors. The Company expects that both direct and indirect competition will increase in the future. Additional competition could adversely affect the Company's results of operations through price reductions and loss of customers.

Potential new technologies may emerge to compete with the Company's products. Both the Company and its competitors are working to develop new products and improvements and modifications to existing products, which will render present products obsolete. There can be no assurances that the Company will continue its development efforts, or that such efforts, if continued, will be successful. In addition, there can be no assurance that markets will develop for any such products, or that any such products would be competitive with other technologies or products that may be developed by others. As the markets for the Company's products grow, new competitors are likely to emerge and present competitors may increase their market share.

Employees

The Company currently has 31 full-time employees, none of whom are represented by a union. There are 17 employees in production and production support, 2 in finance and 12 in corporate management and administration.
The Company has never experienced a work stoppage. At December 31, 1997, the Company had 38 full-time employees.

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

Item 2. Description of Properties

The Company's principal executive offices and sole manufacturing facility are located in approximately 15,000 square feet of space in Broome County, New York.

On December 18, 1996, the Company entered into an agreement (the "Sale and Leaseback agreement") with the Broome County IDA, in which the Company sold and leased back its manufacturing facilities and equipment. The Company entered into the Sale and Leaseback Agreement in order to take advantage of certain benefits offered by the Broome County IDA to induce economic expansion through tax abatement and expansion of employment levels. The sale price was $1.00 and the lease payment is $1.00 per year for twenty years. In accordance with the terms of the Sale and Leaseback Agreement, the Company has the unilateral right at any time to purchase from the Broome County IDA all assets sold to them for the price of $1.00. The Sale and Leaseback Agreement also provides that the Company would make payments in lieu of taxes at a rate dependent upon employment levels. All rights of ownership of the facilities and equipment remain with the Company. This agreement was not reflected on the books of the Company as a sale and leaseback transaction as the monetary value of the transactions and the property rights did not represent in substance a true sale and leaseback transaction. Under the agreement, the Company is expected to create 5 - 10 new jobs per year to achieve up to a 40% reduction in property taxes and up to 101 new jobs per year to achieve property tax reductions of up to 70%. The Company has not yet received any property tax reductions and does not expect to in the near future.

Item 3. Legal Proceedings

The Company is currently engaged in litigation with a former employee, Dr. Keith Evans, who the Company brought an action against for a breach of confidentiality obligations and defamation of character. Dr. Evans has responded with a counter claim alleging defamation of character and is seeking $500,000 in damages. The litigation is presently in the discovery stage. The Company believes the counter claim is without merit and is vigorously defending such action and that the ultimate outcome of such action will not have a material impact on the financial condition or results of operations of the Company.

     Investigations. Since April 1998, the Company has been responding to informal requests for information from the Securities and Exchange Commission. In August 1998, the Company learned that in June 1998, the Commission had issued a formal order of investigation to determine whether violations of certain aspects of the federal securities laws had occurred in connection with the Company. Pursuant to this formal order of investigation, the Company and certain of its current and former officers and directors have produced documents pursuant to subpoenas from the Northeast Regional Office of the Commission. The investigation is in its early stages and the Company is not able to speculate as to the specific subject matter of the investigation on the Company. There can be no assurance as to the timeliness of the completion of the investigation or as to the final result thereof, and no assurance can be given that the final result of the investigation will not have a material adverse effect on the Company. The Company is cooperating with the investigation, and has responded and will continue to respond to requests for information in connection with the investigation.

In August 1998, the Company learned that the United States Attorney's Office for the Southern District of New York is investigating whether violations of securities laws have occurred in connection with the Company's public disclosures. The Company is cooperating with the investigation and has responded to a grand jury subpoena issued in connection with the investigation. There can be no assurance as to the timeliness of the completion of the investigation or as to the final result thereof, and no assurance can be given that the final result of the investigation will not have a material adverse effect on the Company or its current management. Management believes that there are meritorious defenses to the issues raised by this investigation and intends to defend this matter vigorously.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the quarter ended December 31, 1998.

                                PART II

Item 5. Market for Common Equity and Related Stockholder Matters

Market Information

The Company's Common Stock is traded on the NASDAQ Small Cap Market ("NASDAQ")under the symbol "SLIC". The following table sets forth, for the periods indicated and as reported by NASDAQ, the high and low sales prices for shares of the Common Stock. See "Recent Developments - NASDAQ Proceeding."


        Quarter Ended                        High        Low
    ---------------------                  ---------   ---------

    March 31, 1998                          1 17/32     1 7/16
    June 30, 1998                            1 1/2      1 1/4
    September 30, 1998                        31/32      15/16
    December 31, 1998                          7/16       3/8

    March 31, 1997                           9 1/2      5 1/8
    June 30, 1997                            6 1/2      4 3/4
    September 30, 1997                       5 1/2      3 3/4
    December 31, 1997                        5 3/8      1 7/32


Holders of Common Stock

Based upon information supplied to the Company by its transfer agent, the number of stockholders of record of the Common Stock on February 17, 1999 was approximately 583. The Company believes that there are in excess of 1,700 beneficial owners of the Common Stock whose shares are held in "Street
Name".

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

The Company has sold the following unregistered securities during the past three years (all share numbers set forth below have been updated to reflect stock splits):

                                            Total
   Date                                      Cash
    of                      Total       Consideration    Other
   Sale  Securities Sold Offering Price     Paid      Consideration Purchasers
   ----  --------------- -------------- ------------- ------------- ----------


 Jan    150,000 Bridge       $  750,000    $   750,000             Accredited
1996(1) Shares and Bridge                                          Investors
        Notes in the
        aggregate amount
        of $750,000
Sep 1996 2,731 shares of     $   22,188                 $22,188 for Licensor
         Common Stock                                   rights to a of the
                                                        technology  Company
Nov 1996 120,000 shares of   $1,050,000                 $1,050,000  Consultant
         Common Stock                                   in services to the
                                                        performed   Company
                                                        for the
                                                        Company
Jan 1997 58,334 warrants     $  167,710                 $167,710 in Lessor of
         to purchase                                    lease re-   equipment
         Common Stock                                   lated fees  to the
         at $5.00 per                                               Company
         Share
Jan 1997 1,231 shares of     $   10,000                 $10,000 for Licensor of
         Common Stock                                   rights to a the Company
                                                        technology
Oct 1997 2,000,000 shares    $2,975,000     $2,975,000              Accredited
         of Series A 8%                                             Investors
         Convertible
         Preferred Stock
  Oct    770,000 warrants    $1,201,347                 $1,201,347  Consultants
1997(3)  to purchase                                    in services to the
         Common Stock at                                performed   Company
         prices ranging                                 for the
         from $3.4688 to                                Company
         $5.3438 per share
Nov 1997 1,500 shares of     $    2,856                 $2,856 for  Licensor of
         Common Stock                                   rights to a the Company
                                                        technology
Nov 1997 50,000 shares of    $  188,770                 $188,770 in Consultant
         Common Stock                                   services    to the
                                                        performed   Company
                                                        for the
                                                        Company
  Dec    55,000 shares of    $   96,250                 $96,250 in  Consultant
1997(2)  Common Stock                                   services    to the
                                                        performed   Company
                                                        for the
                                                        Company
  Jun    1,650,000 shares    $1,237,500   $1,237,500                Accredited
1998(4)  of Common Stock                                            Investors

Dec 1998 112,280 warrants                               $41,073 in  Legal
         to purchase                                    Services    Counsel to
         Common Stock at                                Performed   the Company
         $0.375 per share                               for the
                                                        Company

Feb 1999 2,000,000 shares    $  750,000   $ 750,000                 Accredited
         of Common Stock                                            Investor

Feb 1999 500,000 warrants                               Waiver of   Financial
         to purchase                                    Financial   Institution
         Common Stock at                                Covenants   (lender to
         $0.575 per share                               of and ex-  the Company)
                                                        tension of
                                                        the Line of
                                                        Credit with
                                                        BSB

(1) Subsequently included in the Company's Registration Statement on Form S-1, declared effective on March 19, 1996.

(2) Subsequently included in the Company's Registration Statement on Form S-3 declared effective on January 14, 1998.

(3) Underlying shares of common stock included in Company's Registration Statement on Form S-3 declared effective on January 14, 1998.

(4) Subsequently included in Company's Registration Statement on Form S-3 declared effective on December 30, 1998.

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

Overview

The Company was considered a development stage company until April 1, 1997. During 1997, the Company began the commercialization of many of its proposed products. Since its inception in 1993, the Company had been engaged primarily in research and development, business and financial planning, recruitment of key management and technical personnel, raising capital to fund operations and the development of its HPDL product prototypes. The Company has since completed the construction and equipping of the first phase of its manufacturing facility and has begun the commercialization of its products and the generation of sales revenues. The Company is seeking to increase sales in order to fully utilize its production capacity. Increasing sales levels and higher utilization of production capacity are critical to the Company's financial success. Financial resources and liquidity during this period of growth are of utmost importance and concern to the Company.

Coherent, Inc., a competitor of the Company, has advised the Company and Northwestern University that it believes that the patent rights under the Northwestern License do not cover the manufacture of aluminum free products other than by MOCVD. See Item 1. "Description of Business-Strategy"

The manufacture of semiconductor lasers such as those sold by the Company is a highly complex and precise process, requiring production in a highly controlled and clean environment with the utilization of materials free of defects and contamination. These factors have a significant impact on production yields and product reliability which in turn affect operating results and future customer acceptance. The Company as well as other semiconductor laser manufacturers have, from time to time, experienced technical production problems which have resulted in adverse financial consequences. No assurance can be given that the Company's systems, procedures, procurement efforts and production process are such that these problems will not be experienced in the future.

Since the onset of commercial production, the Company, on occasion, has been unable to manufacture certain products in quantities sufficient to meet the demands of its existing customer base and that of new customers based upon equipment and/or other technical problems arising at various points during the production process. At this time the Company is experiencing technical difficulty with its fiber coupling subcontractors and has been unable to ship certain products for several months. Recent events including the investigation and cash flow problems have placed considerable strain on Company management, financial, manufacturing and other resources. Lack of financial resources could have a material adverse impact on the Company's business and results of operations.

The Company has not generated material revenues or profits to date.

Results of Operations

Sales in 1998 were $2,197,736 as compared to $478,924 for 1997. This increase was attributable to the continued penetration of the commercial markets. This increase was offset by the Company's inability to ship certain units to a key customer, RMI, due to a dispute. See "Item 1. Business - Current and Future Markets."

Sales in 1997 were approximately $479,000 as compared to $0 for 1996, primarily the result of the Company beginning commercial operation
April 1, 1997. Prior to this date, the Company was not in commercial production, but was using subcontractors to produce prototype products and, in accordance with financial recognition requirements applicable to Development Stage Enterprises, was offsetting the revenue and cost associated with the sale of such prototypes against research and development expenses.

Cost of sales, which includes materials, production labor and certain overheads was $3,093,343 in 1998 as compared to $1,482,579 in 1997. The increase was attributable to the increases in levels of production labor and overheads associated with the onset of commercial production. Cost of sales levels are expected to exceed sales levels until sales levels commensurate with production capacity are achieved. Subject to raising sufficient capital, the Company expects sales levels to increase in the future, thus steadily increasing production levels to levels approximating full capacity, although no such assurance can be provided.

Cost of sales, which includes materials, production labor and certain overheads was approximately $1,483,000 in 1997 as compared to $0 in 1996. The increase was attributable to the cost of prototype units produced prior to commercial operation (April 1, 1997) being charged to research and development expenses and increases in levels of production labor and overheads associated with the onset of commercial production.

Research and Development expenditures were $7,273 in 1998 as compared to $651,242 in 1997. The decrease in such expenditures is primarily associated with a change in focus from R & D to production.

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

Sales and Marketing expenses were $395,339 in 1998 as compared to $368,513 in 1997. The increase of $26,826 was attributable to increased levels of marketing activities incurred in the achievement of the sales increase from 1997 to 1998. The increases were related to increased print media advertising and brochures offset by a decrease in trade show expense.

Sales and Marketing expenses were approximately $369,000 in 1997 as compared to approximately $173,000 in 1996. The increase of approximately $196,000 was attributable to increased levels of marketing activities incurred as the Company approached and entered the commercial operation stage. The increases were related to increased print media advertising and participation in trade shows.

General and Administrative expenses were $2,882,320 in 1998 as compared to $4,082,360 in 1997. The decrease of approximately
$1,200,000 was attributable primarily to the absence of a one time charge recorded in 1997 of approximately $1,150,000 associated with the value of common stock warrants issued in connection with a broad based financial public relations/investor relations program.
An increase of bad debt expense was recorded in 1998 of approximately $485,000. The primary amounts offsetting this increase were Depreciation expenses decreasing in 1998 by approximately $33,000 due to a reclassification of certain depreciation to Cost of Goods Sold in 1998 and a decrease in recruiting expenses of approximately $20,000 in 1998 due to a reduced rate of hiring compared to 1997. Additionally, certain expenses in 1998 classified as Cost of Goods Sold were previously classified as General and Administrative aggregating a total of $485,000. This change in classification had no impact on net income or loss per share.

General and Administrative expenses were approximately $4,082,000 in 1997 as compared to approximately $1,067,000 in 1996. The increase of approximately $3,015,000 was attributable primarily to the transition of the Company from a development stage enterprise to commercial operation. In connection therewith, insurance costs increased $68,000 as a result of increased property and equipment value's, the addition of Directors and Officers insurance and higher workman's compensation insurance as a result of an increased number of employees. Salaries and fringe benefit costs increased approximately $355,000 as a result of additional employee levels and the replacement of previous employees at higher rates. Legal and consulting fees increased approximately $600,000 as a result of increased litigation activities, increased financial consulting activities associated with financing alternatives and the absence of a one time credit recorded in 1996 associated with the contribution to the Company by a financial consultant of common stock previously issued. Such credit amounted to approximately $248,000 in 1996. Increases in equipment, furniture and fixture leasing costs amounted to approximately $479,000, including equipment leasing costs charged to general and administrative costs prior to the onset of commercial operation. Subsequent to commercial operation, these costs were recognized as a component of cost of sales. Increases amounting to approximately $223,000 were experienced in the areas of repairs and maintenance, property taxes, utilities, depreciation, recruiting and telephone expenses all being associated with the increase in activities and assets values associated with the transition from development stage to full commercial operation. Also, in 1997 the Company incurred a one time charge of approximately $1,150,000 associated with the value of common stock warrants issued in connection with a broad based financial public relations/investor relations program. The Company, late in 1997, also settled certain outstanding litigation at a cost of $140,000.

Interest income decreased approximately $63,000 from 1998 compared to 1997 as a result of lower levels of invested cash occasioned by operating demands.

Interest income decreased approximately $131,000 from 1997 compared to 1996 as a result of lower levels of invested cash occasioned by the operating demands associated with the transition to commercial operation and the lack of significant sales revenue.

Liquidity and Capital Resources

The Company's cash and cash equivalents at December 31, 1998 were $112,695 as compared to $1,934,574 at December 31, 1997, a net decrease of $1,821,879 for the twelve months ended December 31, 1998. The net decrease was the result of $1,561,015 provided by financing activities offset by the use of $176,502 in in-vesting activities and $3,206,392 in operating activities.

The $1,384,513 provided by financing and investing activities was derived from the private placement of 1,650,000 shares of Common Stock and the proceeds from the use of the line of credit offset by the purchase of plant, property and equipment net of depreciation and payments on the long-term debt.

The Company's cash and cash equivalents at December 31, 1997 were $1,934,574 as compared to $4,266,168 at December 31, 1996, a net decrease of $2,331,594 for the twelve months ended December 31, 1997. The net decrease was the result of $3,080,465 provided by financing and investing activities offset by the use of $5,412,059 in operating activities.

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

The Company has a $1,000,000 secured line of credit with BSB for purposes of providing working capital. The line of credit bears interest at prime plus 2.5% on the used portion and matures June 30,1999. At December 31, 1999, the Company had $550,000 outstanding under this Line of Credit and no additional availability under the eligibility formula. On February 5, 1999, the Company entered into the Securities Purchase Agreement with bmp and completed the first tranche of a two tranche equity investment in the Company. Accordingly, it issued 2,000,000 shares of Common Stock for an aggregate purchase price of $750,000. In the second tranche of the investment, bmp has agreed to purchase between 650,000 and 1,000,000 shares of Preferred Stock at a purchase price of between $1.3 million and $2 million. In connection with such investment, BSB has agreed to waive certain financial covenants and to extend the maturity of the Line of Credit until June 30, 2000 upon consummation of the second tranche of the investment, subject to the absence of any material adverse change in the business. In addition, BSB has agreed to advance an additional $450,000 under the Line of Credit, to extend the maturity of the Line of Credit from March 31, 1999 to June 30, 1999, and to waive the requirement that the Company maintain the Line of Credit balance within its collateral base formula until the earlier of June 30, 1999 or the date of receipt by the Company of funds arising out of the second tranche of the investment. The Company anticipates that the consummation of the second tranche of the investment will take place between March 31, 1999 and May 31, 1999, depending on the need for stockholder approval. The Company issued warrants to purchase an aggregate of 500,000 shares of Common Stock to BSB, at an exercise price of $0.575 per share, in consideration for the modifications to the Line of Credit. The warrants expire in 2004 and contain certain registration rights. See Item 1. "Description of Business-Recent Developments" and Note 9 and Note 11 to the Financial Statements.

     The Company has incurred net losses from inception (September 21, 1993) and has an accumulated deficit at December 31, 1998 of $16,960,039. Such losses have resulted from the Company's activities as a development stage company and have been financed primarily out of proceeds from the Company's initial public offering and private equity financing. The Company expects that its cash and working capital requirements will continue to be significant as its operations expand. Potential sources for such cash and working capital requirements are revenue growth and additional private equity financing. It is anticipated that the Company will continue to incur losses for the immediate future until it is able to achieve profitable operations or to generate sales sufficient to support its operations.

     The Company is currently seeking to issue additional equity capital through a private placement. The need to raise equity capital at current stock prices is likely to result in substantial dilution to shareholders and could result in a change of control. Assuming the consummation of the second tranche of the bmp investment in the minimum amount of $1,300,000, the Company estimates that it would have sufficient cash flow to operate until approximately October 31, 1998. Assuming the consummation of the second tranche in the maximum amount of $2,000,000, the Company estimates that it would have sufficient cash flow to operate until the end of December, 1999.
bmp has contractually committed to purchase between $1.3 million and $2.0 million of additional equity capital of the Company, subject to the satisfaction of certain customary conditions. However, without an infusion of additional equity, such as the second tranche of the bmp investment, the Company estimates that it has sufficient cash flow to operate only through approximately May 31, 1999. In addition, the extension of the Line of Credit by BSB until June 30, 2000 is conditioned upon the consummation of the second tranche. At this time, BSB has extended the maturity of the Line of Credit until June 30, 1999. All of these aforementioned estimates assume the current level of sales and the current level of fixed and variable costs. If the level of sales increases, these dates may be later, and alternatively, if current sales levels decrease, these dates may be sooner. The Company is also taking actions to reduce operating expenses. Legal fees associated with pending investigations (See Item 3. Legal Proceedings) could be an additional drain on the Company's cash flow.

     There can be no assurance that the Company will be able to obtain additional financing, including any institutional financing, when needed, on commercially reasonable terms or at all. Additionally, there can be no assurance that the second tranche of the bmp investment will be consummated.

     In addition, the Company is currently engaged in a dispute with one of its key customers, Rocky Mountain Instruments. See Item 1. "Description of Business - Current and Future Markets."

Item 7. Financial Statements

                  Semiconductor Laser International Corporation


                           Index to Financial Statements
                                                                     Page
Report of Independent Public Accountants                              F-1

Financial Statements:

     Balance Sheets as of December 31, 1997 and 1998                  F-2

     Statement of Operations for the Years Ended December 31,
     1996, 1997 and 1998                                              F-3

     Statement of Changes in Shareholders Equity for the Years
     Ended December 31, 1996, 1997 and 1998                           F-4

     Statement of Cash Flows for the Years Ended December 31,
     1996, 1997 and 1998                                              F-5

Notes to Financial Statements                                        F6-F17

Report of Independent Accountants

To The Board of Directors and Shareholders of
Semiconductor Laser International Corporation

In our opinion, the accompanying balance sheets and the related statements of operations, of changes in shareholders equity and of cash flows present fairly, in all material respects, the financial position of Semiconductor Laser International Corporation at December 31, 1997 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has incurred net losses since inception (September 21, 1993) and at December 31, 1998 has an accumulated deficit of $16,960,039 and a working capital deficit of $955,447 that raise substantial doubt about its ability to continue as a going concern. Manage-ment's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



PRICEWATERHOUSECOOPERS LLP
Florham Park, NJ
February 22, 1999

                  Semiconductor Laser International Corporation


                                                Balance Sheets

                                            December 31,      December 31,
                                               1997              1998
                                            -----------       ------------
         Assets
Current Assets
 Cash and cash equivalents.............     $ 1,934,574        $   112,695
 Accounts receivable, net of allowance.
   for doubtful accounts of $49,610 and
   $560,645, respectively..............         201,070            296,193
 Inventory.............................         139,201            333,806
 Prepaid expenses and other assets.....          70,717            180,853
                                            -----------        -----------
    Total current assets...............       2,345,562            923,547

Plant, property and equipment, net.....       2,719,816          2,691,926
Intangible assets, net of accumulated..
 amortization of $2,696 and $3,370,....
 respectively..........................             674              --
Deposits and other assets..............         591,320            123,957
                                            -----------        -----------
     Total assets......................     $ 5,657,372        $ 3,739,430
                                            ===========        ===========

Liabilities and Shareholders' Equity
Current Liabilities
 Accounts payable......................     $   512,447        $ 1,127,589
 Notes payable ( Line of Credit )......           --               550,000
 Accrued expenses and other liabilities         161,545            164,235
 Current portion of long-term debt.....          36,394             37,170
                                            -----------        -----------
     Total current liabilities...........       710,386          1,878,994

Long-term debt...........................       798,283            765,687
Accrued royalty payments.................       100,000            100,000
                                            -----------        -----------
     Total liabilities...................     1,608,669          2,744,681
                                            -----------        -----------
Commitments and contingencies ( Note 11)

Shareholders' Equity
 Common stock, $.01 par value, 20,000,000
  shares authorized; 8,389,552 shares
  issued and outstanding December 31,
  1997; 10,039,552 shares issued and
  outstanding December 31, 1998..........        83,896           100,396
 Common stock issuable...................          --              41,073
 Treasury Stock, 35,463 Shares...........      (248,241)         (248,241)
 Additional paid-in capital..............    17,035,225        18,061,560
 Accumulated deficit.....................   (12,822,177)      (16,960,039)
                                            ------------      ------------
    Total shareholders' equity...........     4,048,703           994,749
                                            ------------      ------------
    Total liabilities and shareholders'..
    equity...............................   $ 5,657,372        $3,739,430

                                            ===========       ============

   The accompanying notes are an integral part of these financial statements

                   Semiconductor Laser International Corporation


                                         Statements of Operations



                            Year Ended        Year Ended        Year Ended
                            December 31,      December 31,      December 31,
                               1996              1997              1998
                            ------------      ------------      ------------

Net sales                       --            $    478,924      $ 2,197,736
Cost of sales                   --              (1,482,579)      (3,093,343)
                            ------------      ------------      ------------
  Gross margin                  --              (1,003,655)      (  895,607)

Operating expenses:

  Research and development  $  2,073,436           651,242            7,273
  Sales and marketing            173,329           368,513          395,339
  General and administrative   1,067,347         4,082,360        2,882,320
                            ------------      ------------     ------------

     Loss from operations     (3,314,112)       (6,105,770)      (4,180,539)

Interest income                  237,253           105,959           42,677
                            ------------      ------------     ------------

     Loss before
     extraordinary item       (3,076,859)       (5,999,811)      (4,137,862)


Extraordinary loss on early
  extinguishment of debt        (305,301)           --                 --
                            -------------     -------------    ------------
     Net loss after
     extraordinary item       (3,382,160)       (5,999,811)      (4,137,862)

Less: Beneficial conversion
      feature                    --             (1,688,000)          --
                            -------------     -------------    ------------
     Net loss applicable to
     common stock            $(3,382,160)      $(7,687,811)     $(4,137,862)
                            =============     =============    ============
Net loss per share:

   Loss before extraordinary
   item                      $     (1.04)      $     (2.15)     $     (0.44)
   Extraordinary item              (0.10)             0.00             0.00
                            -------------     -------------    -------------
Net loss applicable to
common stock                 $     (1.14)      $     (2.15)     $     (0.44)
                            =============     =============    =============

Weighted average shares
outstanding                    2,949,884         3,572,458        9,320,785

                            =============     =============    =============


  The accompanying notes are an integral part of these financial statements

                                        F-4

                   Semiconductor Laser International Corporation


                   Statements of Changes in Shareholders' Equity


                                                Common                 Additional                    Total
                        Preferred    Common     Stock      Treasury     Paid-In     Accumulated   Shareholders'
                          Stock      Stock     Issuable      Stock       Capital      Deficit        Equity
                        ---------  ---------  -----------  ---------  -----------  ------------  -------------

Bal. at Dec.31,1995
 (1,393,653 shares
 issued and outstding)             $ 13,936                           $ 2,035,065  $(1,752,206)  $     296,795

Issuance of common
 stock as a component
 of "Bridge Financing"                1,500                               243,500                      245,000
 January 1996,
 (150,000 shares)
Issuance of common
 stock, Initial Public
 Offering, March 1996,
(1,700,000 shares)                   17,000                             7,061,985                    7,078,985
Issuance of common
 stock, overallotment
 option, April 1996
 (55,000 shares)                        550                               234,214                      234,764
Issuance of common
 stock, warrant exercise
 July 1996
 (101,983 shares)                     1,020                               298,810                      299,830
Warrant redemption
 July 1996                                                                 (3,599)                      (3,599)
Issuance of common
 stock, compensatory
 stock option exercise
 July 1996 (1,971 shares)                20                                 8,849                        8,869
Common stock issuable
 for services to be
 rendered, August 1996                            51,250                                                51,250
Common stock issuable
 for services to be
 rendered, September
 1996 (2,731 shares)                              22,188                                                22,188
Warrants issued in
 exchange for services
 to be rendered,Oct. 1996                                                 167,710                      167,710
Issuance of common
 stock, warrant exercise
 Nov.1996, (7,000 shs.)                  70                                34,930                       35,000
Commmon stock issuable
 for services rendered
 Nov.1996 (120,000 shares)                     1,050,000                                             1,050,000
Company common stock
 contributed to Company
 December 1996, (35,463
 shares)                                                    (248,241)                                 (248,241)
Net loss for the year
ended Dec. 31, 1996                                                                    (3,382,160)  (3,382,160)
                         ---------  ---------  -----------  ---------  ----------      -----------  -----------

Bal. at Dec.31, 1996
 (3,409,607 shares
 issued and outstanding)               34,096    1,123,438  (248,241)  10,081,464      (5,134,366)   5,856,391

Issuance of common
 stock issuable, January
 1997, (121,231 shares)                 1,212   (1,072,188)             1,070,976                        0
Issuance of common
 stock, option exercise
 May 1997, (9,851 shares)                  99                                 394                          493
Issuance of common
 stock, option exercise
 July 1997, (29,553 shares)               296                               1,182                        1,478
Issuance of Series A 8%
 Convertible Preferred
 Stock, October 1997,
 (2,000,000 shares)              20,000                                 2,817,480                    2,837,480
Beneficial conversion
 feature associated
 with Series A 8%
 Convertible Preferred
 Stock, October 1997                                                    1,688,000      (1,688,000)          0
Warrants issued for
 services rendered,
 October 1997
 (770,000 warrants)                                                     1,198,789                    1,198,789
Issuance of common
 stock issuable,
 Nov.1997, (10,000 shares)                100    (51,250)                  51,150            0
Issuance of common
 stock for services
 rendered, November
 1997, (1,500 shares)                      15                               2,571                        2,586
Issuance of common stock
 associated with the sale of
 Series A 8% Convertible
 Preferred Stock, Nov.1997,
  (40,000 shares)                         400                             137,120                      137,520
Issuance of common
 stock for services
 rendered, December 1997
 (55,000 shares)                          550                              78,540                       79,090
Issuance of common stock
 associated with the
 conversion of Series A 8%
 Convertible Preferred Stock
 December 1997,
 (4,712,810 shares)       (20,000)     47,128                             (92,441)                     (65,313)
Net loss for the year
ended Dec.31, 1997                                                                    (5,999,811)   (5,999,811)
                         ---------  ---------  -----------  ---------  -----------   ------------  ------------

Bal. at Dec.31, 1997
(8,389,552 shares
issued and outstanding)      0         83,896       0       (248,241)   17,035,225   (12,822,177)    4,048,703
                         ---------  ---------  -----------  ---------  -----------   ------------  ------------

Issuance of common
 stock, private placement
 (1,650,000 shares)                    16,500                            1,026,335                   1,042,835
Common stock issuable
for services rendered,
Dec.1998 (111,280 shares)                           41,073                                              41,073
Net loss for the year
ended Dec. 31,1998                                                                    (4,137,862)   (4,137,862)

                         ---------  ---------  -----------  ---------  -----------  -------------  ------------
Bal. At Dec. 31, 1998
(10,039,552 shares
issued and outstanding)     $0       $100,396      $41,073 $(248,241)  $18,061,560  $(16,960,039)  $   994,749

                         =========  =========  ===========  =========  ===========  =============  ============
  The accompanying notes are an integral part of these financial statements

                Semiconductor Laser International Corporation

                                       Statements of Cash Flows

                                Year Ended      Year Ended      Year Ended
                               December 31,    December 31,    December 31,
                                  1996            1997            1998
                               ------------    ------------    ------------


Cash flows from operating
activities:
Net loss                       $(3,382,160)    $(5,999,811)    $(4,137,862)
Adjustments to reconcile
net loss to cash used in
operating activities:
 Depreciation and amort.            71,981         126,344         205,066
 Expenses settled through
 the issuance of Common
 shares, options and
 warrants                          854,172       1,282,379          41,073
 Amortization of debt
 discount                           64,699           -                 -
 Extraordinary loss on
 early extinguishment
 of debt                           350,301           -                 -
Change in assets and
liabilities:
 (Increase) in accounts
 receivable                        (55,712)       (140,023)        (95,123)
 (Increase) in inventory            (3,716)       (132,885)       (194,605)
 (Increase) in prepaid
 exp. and other assets                 -           (70,717)       (110,136)
 (Increase) decrease
 in deposits and other
 assets                           (111,926)         64,608         462,287
 Decrease in deferred
 financing cost                    134,431           -               5,076
 Increase (decrease) in
 accounts payable                  933,332        (629,825)        615,142
 Increase (decrease) in
 accrued expenses and
 other liabilities                 (42,132)         69,346           2,690
                               ------------    ------------    ------------
Net cash used in operating
activities                      (1,231,730)     (5,430,584)     (3,206,392)
                               ------------    ------------    ------------
Cash flows from investing
activities:
 Purchase of plant, property
 and equip., net:               (4,182,934)     (2,463,450)       (176,502)
 Sale of equipment, pursuant
 to sale andl leaseback
 agreement                         895,606       2,676,856            -
                               ------------    ------------    ------------
Net cash provided by (used
in) investing activities        (3,287,328)        213,406        (176,502)
                               ------------    ------------    ------------
Cash flows from financing
activities:
 Proceeds from long-term
 debt                            1,441,000          31,306            -
 Payments on long-term debt       (831,796)        (32,503)        (31,820)
 Proceeds from issuance of
 stock, net of expenses          7,644,980       2,886,781       1,042,835
 Proceeds from short-term
 debt                                -               -             550,000

                               ------------    ------------    ------------
Net cash provided by
financing activities             8,254,184       2,885,584       1,561,015
                               ------------    ------------    ------------
Net (decrease) increase
in cash, cash equivalents,
and restricted cash              3,735,126      (2,331,594)     (1,821,879)

Cash, cash equivalents,
and restricted cash at
beginning of period                531,042       4,266,168       1,934,574
                               ------------    ------------    ------------
Cash, cash equivalents,
and restricted cash at
end of period                  $ 4,266,168     $ 1,934,574     $   112,695
                               ============    ============    ============





  The accompanying notes are an integral part of these financial statements


                    Semiconductor Laser International Corporation

                   Notes to Financial Statements December 31, 1998



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

2.  Financial Resources and Liquidity

The Company has incurred net losses from inception (September 21, 1993) and has at December 31, 1998 an accumulated deficit of $16,960,039 and a working capital deficit of $955,447. Such losses have resulted primarily from the Company's activities as a development stage enterprise and have been financed primarily from proceeds from the Company's initial public offering and private equity financing (see Note 11). The Company expects that its cash and working capital requirements will continue to be significant as its operations expand. The Company expects that such cash and working capital requirements will be satisfied through a combination of revenue growth and additional private equity financing.

However, there is no assurance that the Company will be able to obtain funds to support its operations. As a result of the foregoing, there remains substantial doubt as to the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Depreciation and amortization

Property, plant and equipment are recorded at cost and depreciated over the assets' estimated useful lives ranging from three to twenty years. Depreciation is computed using the straight-line method for financial reporting and accelerated methods for income tax purposes. Expenditures for major renewals and betterments that extend the useful lives of the property and equipment are capitalized. Expenditures for maintenance and repairs are charged to expense as incurred.

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

Warranty Costs

The Company provides for the recognition of the potential for rework to its products by establishing a warranty reserve based on an historic analysis of past experience.

Research and development

Research and development costs are expensed as incurred. Included in research and development expenses are costs related to development of prototypes of $500,526 and $7,273 for the years ended December 31, 1997 and 1998, respectively.

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

As of December 31, 1998, the Company had outstanding warrants and options to purchase 2,946,334 and 148,455 shares of common stock, respectively, which are not included in the calculation of earnings per share for the twelve months ended December 31, 1998, and would not be included in such calculation due to the anti-dilutive nature of these instruments.

4.  Inventories

Inventories at December 31, 1997 and 1998 consist solely of raw materials and supplies. During the period the Company was in the development stage and had not yet commenced commercial production, the cost of prototypes, including the cost of raw materials and subcontracted labor costs, has been charged to research and development expenses.

5.  Plant, Property and Equipment

Plant, property and equipment consists of the following:

                                      December 31,          December 31,
                                         1997                  1998
                                      -----------           -----------

Land                                  $   175,459           $   175,459
Building                                2,097,215             2,099,861
Machinery and equipment                   420,711               587,097
Furniture and fixtures                    151,888               159,358
Automobiles                                76,124                76,124
                                      -----------           -----------
                                        2,921,397             3,097,899
Less: accumulated depreciation           (201,581)             (405,973)
                                      -----------           -----------
                                      $ 2,719,816           $ 2,691,926
                                      ===========           ===========

Depreciation expense for the years ended December 31, 1996, 1997 and 1998, was $71,306 , $125,670 and $204,392, respectively.


During 1996, the Company sold and leased back, under a sale and leaseback program, machinery and equipment and furniture and fixtures amounting to approximately $895,000 and, in 1997, sold and leased back approximately $2,677,000 of machinery, equipment, furniture and fixtures.
No gain or loss was realized in either year relative to the sale and leaseback transactions.

6. Deposits and Other Assets

Deposits and other assets consist of the following:

                                                       December 31,
                                                 -------------------------
                                                     1997          1998
                                                 -----------   -----------
Deposits under master lease agreement             $ 562,506     $  90,017
Other                                                28,814        33,940
                                                 -----------   -----------
                                                $   591,320     $ 123,957
                                                 ===========   ===========

7. Accrued Royalty Payments

In 1994, the Company entered into an exclusive licensing agreement under which it has access to proprietary semiconductor laser device and manufacturing technology and can manufacture, market and distribute its products worldwide. The Company's rights under this agreement are for a period of ten years calling for a running royalty of 0.5% of gross sales for products utilizing this technology. In each of the final five years of this agreement, the Company is obligated to pay a minimum annual royalty of $20,000. Such minimum royalty payments aggregating $100,000 have been reflected in the accompanying financial statements. Royalties payable under the terms of the agreement are expensed as incurred.
No royalty payments were made during the years ended December 31, 1996, 1997 and 1998.

8. Accrued expenses and other liabilities

Accrued expenses and other liabilities consist of the following:

                                                     December 31,
                                              --------------------------
                                                  1997          1998
                                              -----------   ------------
Accrued payroll and benefits                $    54,371   $    66,040
Professional fees                                94,719        85,261
Other accrued expenses                           12,455        12,934
                                              -----------   ------------
                                            $   161,545   $   164,235
                                              ===========   ============

                                        F-10
9. Debt

Long-term debt consists of the following:

                                                       December 31,
                                                --------------------------
                                                    1997          1998
                                                ------------   -----------

Bank term loan, principal and interest
at 10% payable monthly through
January 2002                                    $    42,269     $  31,974

Bank term loan, principal and interest
at 10% (adjustable after December 2001)
payable monthly through December 2006               792,408       770,883
                                                ------------   -----------
                                                    834,677       802,857
Less current portion                                (36,394)      (37,170)
                                                ------------   -----------
                                                $   798,283     $ 765,687
                                                ============   ===========


Both loans are secured by assets purchased with the proceeds of the loans. The bank term loan due December 2006 prohibits the Company from payment of dividends, except from net income accrued after the date of the loan agreement, and requires that the Company maintain certain financial ratios and indicators. At December 31, 1998, the Company was not in compliance with the covenants of the bank term loan due December 2006. However, a waiver of the right to demand payment for this non-compliance has been provided by the lender covering any period prior to June 30, 1999.


Aggregate annual principal payments applicable to long-term debt are as follows:

                                   1999 - $  37,170
                                   2000 -    44,004
                                   2001 -    42,918
                                   2002 -    39,085
                                   2003 -    43,237
                              therafter -   596,443
                                           ---------
                                          $ 802,857
                                           =========

The Company has available a secured line of credit ( asset based ) in the amount of $1,000,000 for purposes of providing working capital. The line bears interest at prime plus 2.5% (prime being 7.75% at December 31, 1998) on the outstanding balance and matures June 30, 1999. The Company has utilized $550,000 of this line of credit at December 31, 1998. The Company was not in compliance with the financial covenants at December 31, 1998, however, has obtained a waiver from default under the Loan Agreement with respect to Affirmative Covenants-"Financial Covenants and Ratios" and Events of Default-"Change of Ownership" for the period ending December 31, 1998 through the period ending June 30, 1999. This waiver is in conjunction with an equity investment in the Company by a third party investor. See Note 11. There can be no assurance that any additional extension of this waiver can be negotiated.

10. Income taxes

There was no provision for income taxes for the years ended December 31, 1996, 1997 and 1998.

Deferred income tax assets (liabilities) consisted of the following:

                                                       December 31,
                                               ----------------------------
                                                  1997             1998
                                               -----------     ------------
Depreciation and amortization                $   (120,885)     $  (143,546)
Accruals                                           39,000           39,000
Compensatory Stock Options                        105,453           56,668
Bad Debt Expense                                    -              199,226
Net operating loss carryforward                 3,860,628        5,295,520
                                               -----------     ------------
                                                3,884,196        5,446,868
Valuation allowance                          $ (3,884,196)     $(5,446,868)
                                               -----------     ------------
                                             $      -          $     -
                                               ===========     ============

Net operating loss carry forwards of approximately $10,000,000 expire in the years 2008 to 2013. Internal Revenue Code Section 382 places a limitation on the utilization of Federal net operating loss carry forwards when an ownership change, as defined by tax law, occurs. The annual utilization of net operating loss carryforward generated prior to such changes in ownership will be limited, in any one year, to a percentage of fair market value of the Company at the time of the ownership change.

A valuation allowance is recorded when it is more likely than not that deferred taxes will not be realized. Because the Company has only recently transitioned from the development stage and future income is uncertain, management has determined that a full valuation allowance against all deferred tax assets is necessary at December 31, 1997 and 1998.

11. Common Stock

Options

The following summarizes stock option activity:



                                               Exercise
                                  Number of    Price per
                                   Shares        Share       Expiration Date
                                  ---------   -------------   ---------------
Outstanding at December 31, 1996  189,159     $ 0.05-$9.25

Granted                           113,550     $8.19-$0.6875  March 2000-Dec.2001
Options exercised                 (39,404)    $   0.05
Options forfeited                 (50,500)    $ 5.00-$9.00
Options canceled                  (76,500)    $ 0.72-$9.25
                                  ---------
Outstanding at December 31, 1997  136,305     $0.05-$0.6875

Granted-Employees                  24,000     $ 0.656-0.938  Apr.02-Nov.05
Granted-Directors                   5,000     $ 1.50         March 2008
Options forfeited                 (16,850)    $ 0.6875
                                  ---------
Outstanding at December 31, 1998  148,455     $0.656-$1.50
                                  =========


189,159, 102,755 and 122,455 options were exercisable at December 31, 1996, 1997 and 1998, respectively, at a weighted average exercise price of $3.24, $0.38 and $0.90, respectively.

On October 23, 1995, the Board of Directors adopted the Company's 1995
Employee Stock Option Plan (the "Plan") which provides for the granting of options and stock awards for up to 250,000 shares of the Company's
Common Stock. On August 17, 1998 at the Annual Meeting, the Company's stockholders voted to approve the amendments to the Company's Stock Option Plan increasing the total number of shares of the Company's common stock available for options to be granted from 250,000 shares to 1,000,000 shares and permit the Board to grant additional options to non-employee directors. Awards under the plan are discretionary and are administered by a committee of the Board of Directors. The exercise price of the options shall not be less than the fair market value at the date of the grant. Options granted under the plan vest over varying periods after the date of the grant and expire over varying periods up to ten years after the date of the grant.

In 1998, the Company granted options to purchase 29,000 shares under the Plan, including options for 5,000 shares to directors of the Company, with exercise prices ranging from $0.656 to $1.50 per share with varying vesting periods through November 2002 and expiration dates through November 2005. 16,850 options expired unexercised in 1998 under the terms of the Plan.

As permitted by Statement of Financial Accounting Standards ("SFAS")
No. 123 "Accounting for Stock-Based Compensation",  the Company continues to account for options in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and its related interpretations. Had the compensation cost for the options issued to officers and employees been determined based upon the fair value at the grant date in accordance with methodology prescribed under SFAS No. 123, the Company's net loss would have increased by approximately $263,000 (or $0.09 per share) in 1996, $27,000 (or $0.01 per share) in 1997 and $14,000(or $0.002 per share)
in 1998.   The weighted average fair value of the options granted in 1996, 1997 and 1998 was estimated at $2.77, $0.31 and $0.70 per option, respectively, on the dates of grant, using the Black-Sholes option pricing model which included the following assumptions stated on a weighted average basis:

                                           1996          1997          1998
                                        ----------    ----------    ----------

Dividend Yield                              0%            0%            0%

Volatility                                  54.08%        63.13%        65.78%

Risk Free Interest Rate                      6.14%         5.68%         4.84%

Expected Life                            3.7 years       2.9 years     4.9 years

Warrants

Warrants were issued in connection with the Company's initial public offering in March 1996. Also, in July 1996, the underwriter of the Company's initial public offering exercised its overallotment option to purchase an additional 255,000 warrants.

On January 3, 1997, the Company issued 58,384 warrants in connection with an operating lease agreement (see Note 12). The warrants could not be exercised prior to February 1998 and entitle the warrant holder to purchase an equal amount of common stock at $5.00 per share. The value of such warrants, as determined by the market price at time of issue, has been reflected in the financial statements as a prepaid lease in the amount of $167,710 and is being amortized over the term of the lease.

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

In October 1997, in connection with a private placement of the Company's
Series A 8% Convertible Preferred Stock (the "October Private Placement"), the Company issued to Marketing Direct Concepts, Inc., a financial public relations firm, the following warrants, all having a term of three years:

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

               Warrants Issued and Outstanding at December 31, 1998

             Issued                 Number                Price
           ----------            -----------            ---------
           March, 1996            1,693,000               $5.00
           July, 1996               255,000               $5.00
          January, 1997             170,000               $5.00
          January, 1997              58,384               $5.00
          October, 1997             750,000              Various
          October, 1997              20,000               $3.75
                                 -----------
Balance at December 31, 1998      2,946,384
                                 ===========

Bridge Financing

On January 18, 1996 the Company completed a private offering of fifteen units (the "Bridge Financing"), each unit consisting of a note
(bearing interest at 9%) in the principal amount of $50,000 and 10,000 shares of common stock, at a price of $50,000 per unit. The principal amount of the notes was due and payable on the earlier of the consummation of a public offering or January 18, 1997. The Company realized net proceeds from the Bridge Financing of approximately
$625,000, which net proceeds were allocated between the notes and shares included in the Bridge Financing based on their relative fair values at the date of such Bridge Financing. The $295,000 portion of the Bridge Financing's gross proceeds which were allocated to the shares (the "loan discount") and the $75,000 portion of the Bridge Financing's offering costs which were allocated to the notes
(the "deferred financing costs") were being amortized commencing
January 18, 1996. Upon early retirement of the notes in 1996, the Company recognized an extraordinary loss of $305,301 representing the unamortized loan discount and deferred financing costs.

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

Treasury Stock

The Company holds 35,463 shares of its common stock in treasury. The treasury shares are the result of a return of shares to the Company by a stockholder who had received the shares as compensation for services provided in 1995. The shares have been valued at their fair market value of $248,241 on the date of contribution and have been included in the accompanying financial statements as Treasury Stock and as a reduction in general and administrative expenses for the year ended December 31, 1998.

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

The shares of Convertible Preferred Stock underlying the Units were convertible in whole or in part, at the option of the holder thereof and upon notice to the Company, into fully paid and nonassessable shares of Common Stock at the Conversion Rate, as defined.

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

Also, in connection with the October Private Placement, the Company entered into a one-year agreement with Marketing Direct Concepts, Inc. ("MDC") for ongoing financial public relations services. Under the agreement, the Company will receive a range of financial public relations services, including the establishment of contact with a number of brokers, the preparation of certain reports, the establishment of a web site and the arrangement of broker teleconferences. In consideration for these services, the Company is obligated to pay a fee of $195,000, 40,000 shares of non-registered common stock, 150,000 three-year warrants at exercise prices at or above the closing bid price of the Company's Common Stock as of October 27, 1997 and 600,000 three-year warrants exercisable at $3.4688. The value of the warrants (approximately $1,200,000) and a portion of the cash fee have been charged to the results of operations for the year ended December 31, 1997.

June 1998 Private Placement

     On June 8, 1998, the Company completed a private placement (the "Private Placement") of 1,650,000 shares of its Common Stock, at an aggregate purchase price of $1,237,500. The shares of Common Stock were issued and sold by the Company without registration under the Securities Act in reliance upon the exemption from registration afforded by Section 4(2) of the Securities Act and
Section 506 of Regulation D promulgated under the Securities Act in that they were sold solely to "accredited investors" as defined in Rule 501 (a) of the Securities Act. The placement agent for the shares, Empire Consulting Company, LTD,(the "Placement Agent") was paid $194,665 for commissions and expenses. After deducting the Placement Agent's commissions and expenses of $194,665 in the aggregate, the net proceeds of the Private Placement to the Company were approximately $1,042,835. In connection with the Private Placement the Company has agreed with the Placement Agent that it would enter into an agreement with a financial public relations firm to be selected by the Placement Agent pursuant to which the Company would receive a range of services including the establishment of contact with a number of brokers, the preparation of certain reports and the arrangement of broker teleconferences. In consideration of the services to be provided, the Company has paid to the Placement Agent the sum of $49,125.

     The Company has registered the shares of Common Stock issued in the Private Placement on a Registration Statement on Form S-3/A which was declared effective by the Securities and Exchange Commission on December 30, 1998.

bmp Transaction

     The Company entered into a Securities Purchase Agreement (the "Securities Purchase Agreement"), dated as of February 5, 1999, between the Company and bmp Mobility AG Venture Capital ("bmp"). Pursuant to the Securities Purchase Agreement, bmp has agreed to make a two tranche equity investment in the Company in an amount ranging between $2,050,000 and $2,750,000. The first tranche of the investment was consummated on February 8, 1999 by the parties, and bmp has purchased 2,000,000 newly issued shares of the Company's common stock (the "Common Stock"), par value $0.01 per share, at a price of $0.375 per share, for an aggregate purchase price of $750,000. In the second tranche of the investment, bmp has agreed to purchase between 650,000 and 1,000,000 shares of the Preferred Stock at a purchase price of $2.00 per share, for a
total investment of between $1.3 million and $2 million.   Such Preferred
Stock would be convertible at a five to one ratio into shares of Common Stock, but is only convertible by unaffiliated transferees of bmp. The shares issued and to be issued in this private placement contain certain demand and piggyback registration rights and certain anti-dilution rights.

     The consummation of the second tranche of the investment is subject to certain customary conditions, including stockholder approval, if required by the Nasdaq SmallCap Market, the absence of any material adverse change, and the extension by BSB Bank and Trust ("BSB") of the Company's $1.0 million secured line of credit (the "Line of Credit") until May 31, 2000.
BSB has already agreed to extend the maturity of the Line of Credit until June 30, 2000 upon consummation of the second tranche of the investment, subject to the absence of any material adverse change in the business. In addition, BSB has agreed to advance an additional $450,000 under the Line of Credit, to extend the maturity of the Line of Credit from March 31, 1999 to June 30, 1999, and to waive the requirement that the Company maintain the Line of Credit balance within its collateral base formula until the earlier of June 30, 1999 or the date of receipt by the Company of funds arising out of the second tranche of the investment.

The Company has entered into a Distributor Agreement, dated February 22, 1999, with LG Laser Graphics GmbH ("Laser Graphics"), an entity in which bmp has invested, whereby Laser Graphics has been granted rights to distribute the Company's products on an exclusive basis throughout Germany, Switzerland and Austria, and on a non-exclusive basis worldwide outside of Germany, Switzerland and Austria. The agreement provides for certain discounts on products sold to Laser Graphics.

In conjunction with the bmp investment, the Company issued to BSB Bank & Trust Company, on February 16, 1999, warrants to purchase an aggregate of 500,000 shares of the Company's common stock at an exercise price of $0.575 per share. The warrants expire on February 16, 2004, and contain certain registration rights. The value of the warrants, as determined by the market price at the date of issue, will be reflected as deferred financing costs in the Company's financial statements and will be amortized over the period commencing from date of issue to May 31, 2000.

12. Commitments, Contingencies and Other Matters

Operating Leases

In October 1996, the Company entered into a master equipment lease agreement with FINOVA Technology Finance, Inc. ("FINOVA"). The agreement provided for the sale and ultimate leaseback by the Company of up to $3,500,000 of equipment, furnishings and fixtures. As part of the consideration for the agreement, the Company issued a warrant certificate for 58,334 warrants entitling FINOVA to purchase a corresponding number of shares of the Company's common stock at $5.00 per share. The warrants could not have been assigned, sold, transferred or otherwise disposed of prior to February 27, 1998. The warrants are currently exercisable. The warrants have been valued at $167,710, the fair market value of the Company's warrants at the date of issuance and such value is being amortized over the term of the lease.

Rent expense under noncancellable operating leases was $25,563, $1,024,280 and $963,093 for the years ended December 31, 1996, 1997 and 1998, respectively.

The Company had previously leased its office facility and furniture under an operating lease on a month to month basis. Rent expense related to those leases for the year ended December 31, 1996 was $42,755.

Future minimum payments under noncancellable operating leases, including the Finova lease agreement, at December 31, 1998, are as follows:

                 Year Ending
                 December 31,
               ----------------

                    1999                $1,009,000
                    2000                 1,009,000
                    2001                   213,000
                                        ----------

                                        $2,231,000
                                        ==========


Litigation

The Company is currently engaged in litigation with a former employee who the Company sought action against relative to a breach of confidentiality and defamation of character. The former employee has responded with a counter claim alleging defamation of character and is seeking $500,000 in damages. The litigations are presently in the discovery stage. The Company believes the counter claim is without merit and is vigorously defending such action and that the ultimate outcome of such action will not have a material impact on the financial condition or results of operations of the Company.

Since April 1998, the Company has been responding to informal requests for information from the Securities and Exchange Commission. In August 1998, the Company learned that in June 1998, the Commission had issued a formal order of investigation to determine whether violations of certain aspects of the federal securities laws had occurred in connection with the Company. Pursuant to this formal order of investigation, the Company and certain of its current and former officers and directors have produced documents pursuant to subpoenas from the Northeast Regional Office of the Commission. The investigation is in its early stages and the Company is not able to speculate as to the specific subject matter of the investigation on the Company. There can be no assurance as to the timeliness of the completion of the investigation or as to the final result thereof, and no assurance can be given that the final result of the investigation will not have a material adverse effect on the Company. The Company is cooperating with the investigation, and has responded and will continue to respond to requests for information in connection with the investigation.

In August 1998, the Company learned that the United States Attorney's Office for the Southern District of New York is investigating whether violations of securities laws have occurred in connection with the Company's public disclosures. The Company is cooperating with the investigation and has responded to a grand jury subpoena issued in connection with the investigation. There can be no assurance as to the timeliness of the completion of the investigation or as to the final result thereof, and no assurance can be given that the final result of the investigation will not have a material adverse effect on the Company or its current management. Management believes that there are meritorious defenses to the issues raised by this investigation and intends to defend this matter vigorously.

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

In November 1996, the Company entered into an agreement with a Professor at Northwestern University for services as an advisor to transfer the aluminum free technology to the Company for commercial production. In consideration for the agreement, the Company committed to issue
120,000 shares of the Company's unregistered common stock to the Professor. The fair market value of the Company's unregistered common stock granted, as of the date of the agreement, was $1,050,000.

Item 8. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

    None.

                                PART III


Item 9. Directors, Executive Officers; Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

Directors and Executive Officers

The Company's directors and executive officers are as follows:


         Name                 Age           Position with the Company
--------------------------    ---   --------------------------------------
Dr. Geoffrey T. Burnham ...... 50   Chairman, President, Chief Executive Officer
Susan M. Burnham ............. 43   Vice President, Treasurer and Director
Leonard E. Lundberg........... 52   Chief Financial Officer
George Barrett ............... 65   Director
Dr. Brian Thompson ........... 66   Director


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

Leonard E. Lundberg has been Chief Financial Officer of the Company since November, 1998. From March, 1998 through November, 1998 Mr. Lundberg was employed as CFO by Miller Aviation, Inc., a company engaged in providing general aviation services. Miller Aviation, Inc. and Corporate Wings, Inc. merged in October, 1998 at which time Mr. Lundberg resigned. From January, 1996 until February, 1998 Mr. Lundberg was employed by Maines Paper & Food Service, Inc., a company engaged in the food and paper warehousing and distribution business, in the capacity of Vice President of Finance. Previously, Mr. Lundberg held the position of Corporate Controller of Taylor Industries, Inc. from 1988 until 1995. Taylor Industries is involved in the meat packing and rendering industries. Mr. Lundberg's employment before 1988 has included various corporate positions at ITT, Sperry Univac(Unisys)and RCA as well as independent consulting to various industries.

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

Dr. Brian Thompson was elected as a director of the Company in December 1993. He is Provost Emeritus, Professor Emeritus of Optics and Distinguished University Professor of the University of Rochester. From July 1984 to July 1994, he was Provost of the University of Rochester. He is the author of more than 150 scientific and technical papers, has won numerous awards for his contributions to optics and is serving or has served on the editorial boards of many international journals. Dr. Thompson is a member of the Board of Directors of Welch Allyn, Inc., a company involved in manufacturing medical instrumentation and Boydell & Brewer, a publishing company, and is also a member of the Link Foundation's Board of Trustees.

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

Board Committees

The company has a Compensation Committee and Audit Committee.

Compensation Committee

The function of the Compensation Committee is to make recommendations to the Board with respect to compensation of executive officers. In addition, the Compensation Committee administers the Company's 1995 Stock Option Plan (the "Option Plan"), as amended, determining the persons to whom options should be granted and the number of options to be granted to such persons. The Compensation Committee also administers plans and programs relating to the employee benefits, incentives and compensation. Messrs. Barrett and Thompson are the current members of the Compensation Committee.

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

Section 16(a) Beneficial Ownership Reporting Compliance

To the Company's knowledge, based solely on review of the copies of such reports furnished to the Company and information furnished by the reporting person, during the fiscal year ended December 31, 1998 all
Section 16(a) filing requirements applicable to the Company's officers, directors and greater than 10% beneficial owners were complied with.

Item 10. Executive Compensation

Summary Compensation Table

The following table sets forth the cash and other compensation paid by the Company to Dr. Geoffrey T. Burnham, its President and Chief Executive Officer, during the fiscal years ended December 31, 1998, 1997 and 1996.
No other executive officer of the Company received aggregate compensation and bonuses which exceeded $100,000 during such years.

                        SUMMARY COMPENSATION TABLE

                                                                 Long Term
                                                                Compensation
                                         Annual Compensation       Award
                                -------------------------------- -----------
                                Year Ended                       Securities
   Name and Principal Position  December 31,  Salary($) Bonus($) Underlying
                                                                   Option
   ---------------------------  ------------  --------- -------- -----------
Dr. Geoffrey T. Burnham,            1998      $ 133,000    -         -
  Chairman, President and           1997      $ 127,395    -         -
  Chief Executive Officer           1996      $ 116,269    -         -

_____________

Employment Agreements

The Company entered into employment agreements with Dr. Geoffrey T. Burnham and Susan M. Burnham in October 1995. Each of Dr. Burnham's and Ms. Burnham's employment agreements provides for an initial three-year term, commencing on October 1, 1995, and each requires full-time service to the Company.
Dr. Burnham's agreement provides for a base salary $110,000 per annum, and
Ms. Burnham's agreement provides for a base salary $75,000 per annum. Each of the agreements provides for continuing automatic one-year extensions to maintain its three-year term, until the agreement is terminated by either party. Certain fringe benefits are also provided, including split dollar life insurance and certain expense allowances. Dr. Burnham and Ms. Burnham also may be granted annual increases of 10% per annum at the discretion of the Board and bonuses based upon meeting defined goals established by the Board. No such
bonuses have been awarded to date.   All such bonuses and other increases were
required to be approved by the Underwriter for a period of three years following the Effective Date. These agreements also provide that the Company will continue to pay the base salary to the employee or the employee's legal representative in the event of the employee's termination due to disability or death, for a period commencing at the time of such termination and ending at the end of the employment term. The agreements contain provisions prohibiting the employee from competing with the Company during the term of employment and for a period of two years thereafter. Dr. Burnham's agreement provides that he will serve as Chairman of the Board, and Ms. Burnham's agreement provides that she will serve as a director on the Board.

Item 11.  Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information as of March 31, 1999 based on information obtained from the persons named below, relating to the beneficial ownership of shares of Common Stock by (i) each beneficial owner of more than 5% of the outstanding Common Stock, (ii) each director,
(iii) each named executive officer and (iv) all current executive officers and directors of the Company as a group.


                                        Amount and Nature   Percentage of
                                          of Beneficial   Outstanding Shares
Name and Address of Beneficial Owner(1)   Ownership (2)       Owned (2)
--------------------------------------- ----------------- ------------------

Geoffrey T. Burnham.....................    431,894(3)           2.7%

Susan M. Burnham........................    431,894(4)           2.7%

Leonard E. Lundberg.....................        0                 *

Brian J. Thompson.......................     17,351(5)            *
692 Mount Hope Avenue
Rochester, NY  14620

George Barrett..........................     17,841(6)            *
119 High Crest Drive
West Milford, NJ  07840

bmp Mobility AG Venture Capital.........  2,367,650(7)          15.0%
Charlottenstrade 16, D-10117
Berlin
Germany

All Directors and executive officers as
      a group (5 persons)...............    898,980(8)           5.7%


_________________

* Less than 1%
(1) Unless otherwise indicated, the address of each beneficial owner identified is 15 Link Drive, Binghamton, NY 13904.
(2) Unless otherwise indicated, the Company believes that all persons named in the table have sole voting and investment power with respect to all shares of Common Stock beneficially owned by them.
      A person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days from March 31, 1999 upon the exercise of options, warrants or convertible securities.
      Each beneficial owner's percentage ownership is determined by assuming that options, warrants or convertible securities that are held by such person (but not those held by any other person) and which are exercisable within 60 days of March 31, 1999 have been exercised or converted. Assumes a base of 12,150,832 shares of Common Stock outstanding, before any consideration is given to outstanding options or warrants.
(3) Includes 23,823 shares held in trust by Dr. Burnham as trustee, as to which Dr. Burnham disclaims any beneficial interest; 4,925 shares, and 4,925 shares issuable upon exercise of Private Warrants (as defined in Footnote 8), held in an IRA trust for the benefit of Dr. Burnham; certain non-plan options to purchase 39,404 shares; and 165,405 shares owned by Susan Burnham,the wife of Dr. Burnham, and 31,000 shares issuable upon the exercise of options granted to Ms. Burnham pursuant to the Company's 1995 Stock Option Plan, as amended(the "Option Plan"), as to which Dr.
      Burnham disclaims any beneficial interest.
(4) Includes 162,412 shares owned by Dr. Burnham; 23,823 shares held in trust by Dr. Burnham as trustee; 4,925 shares, and 4,925 shares issuable upon exercise of Private Warrants, held in an IRA trust for the benefit of Dr. Burnham; and 39,404 shares issuable upon exercise of certain non-plan options held by Dr. Burnham, as to all of which Susan Burnham disclaims any beneficial interest; and 31,000 shares issuable upon the exercise of Option Plan options granted to Ms. Burnham.
(5) Consists of certain non-plan options to purchase 9,851 shares and Option Plan options to purchase 7,500 shares.
(6) Consists of 10,341 purchased shares and Option Plan options to purchase 7,500 shares.
(7) Consists of 2,000,000 shares of common stock purchased February 8,1999 and 367,650 shares previously owned
(8) Includes an aggregate of 93,170 shares of Common Stock issuable upon the exercise of Option Plan options, certain non-plan options and warrants (the "Private Warrants"), through April 1995 to investors in the Company's December 1994 private placement, to purchase 4,925 shares of Common Stock purchased by Dr. Burnham and warrants purchased in the Company's initial public offering.

Item 12.  Certain Relationships and Related Transactions

bmp Transaction

     The Company entered into the Securities Purchase Agreement dated as of February 5, 1999, between the Company and bmp. Pursuant to the Securities Purchase Agreement, bmp has agreed to make a two tranche equity investment in the Company in an amount ranging between $2,050,000 and $2,750,000. The first tranche of the investment was consummated on February 8, 1999 by the parties, and bmp has purchased 2,000,000 newly issued shares of the Company's Common Stock, at a price of $0.375 per share, for an aggregate purchase price of $750,000. In the second tranche of the investment, bmp has agreed to purchase between 650,000 and 1,000,000 shares of the Preferred Stock at a purchase price of $2.00 per share, for a total investment of between $1.3 million and $2 million. Such Preferred Stock would be convertible at a five to one ratio into shares of Common Stock, but is only convertible by unaffiliated transferees of bmp.

     The consummation of the second tranche of the investment is subject to certain customary conditions, including stockholder approval, if required by the Nasdaq SmallCap Market, the absence of any material adverse change, and the extension by BSB of the Company's $1.0 million Line of Credit until May 31, 2000. BSB has already agreed to extend the maturity of the Line of Credit until June 30, 2000 upon consummation of the second tranche of the investment, subject to the absence of any material adverse change in the business. In addition, BSB has agreed to advance an additional $450,000 under the Line of Credit, to extend the maturity of the Line of Credit from March 31, 1999 to June 30, 1999, and to waive the requirement that the Company maintain the Line of Credit balance within its collateral base formula until the earlier of June 30, 1999 or the date of receipt by the Company of funds arising out of the second tranche of the investment. The Company anticipates that the consummation of the second tranche of the investment will take place between March 31, 1999 and May 31, 1999, depending on the need for stockholder approval. See "Notes to Financial Statements - Note 9 and Note 11".

     The Company believes that, in addition to providing equity capital, bmp will be a strategic investor who will help the Company expand distribution in the European market. In connection with the equity investment, bmp intends to assist the Company in organizing and structuring the distribution system relating to the Company's products and services throughout Europe. To date, bmp has begun to assist the Company in such respect, and has facilitated the execution of a distributor agreement between the Company and a western European distributor. The Company has entered into a Distributor Agreement, dated February 22, 1999, with Laser Graphics, an entity in which bmp has invested, whereby Laser Graphics has been granted rights to distribute the Company's products on an exclusive basis throughout Germany, Switzerland and Austria, and on a non-exclusive basis worldwide outside of Germany, Switzerland and Austria.

Any future transactions, if any, between the Company and its officers, directors and/or greater than 5% shareholders will continue to be on terms no less favorable to the Company than could be obtained from independent third parties and will be approved by a majority of the independent, disinterested directors of the Company.


Item 13. Exhibits, List and Reports on Form 8-K.

(a) Exhibits.

3.2   By-Laws of the Company.(1)
3.3   Certificate of Ownership and Merger.(1)
4.1 Form of Underwriter's Warrant Agreement, dated as of March 19, 1996, between the Company and Whale Securities Co., L.P.(2)
4.2   Form of Warrant Agreement dated as of March 19, 1996, among the
      Company, Whale Securities Co., L.P. and American Stock Transfer &
      Trust Company.(2)
4.3 Warrant, dated January 3, 1997, between the Company and Finova Technology Finance, Inc.(4)
4.4 Corrected Certificates of Designations of Series A 8% Convertible Preferred Stock.(3)
4.5 Certificate of Correction of Certificate of Designations of Series A 8% Convertible Preferred Stock, filed with the Secretary of the State of Delaware on November 4, 1997.(3)
4.6 Certificate of Correction of Certificate of Designations of Series A 8% Convertible Preferred Stock, filed with the Secretary of the State of Delaware on December 15, 1997.(3)
4.7 Specimen Certificate of Registrant's Series A 8% Convertible Preferred Stock.(3)
4.8   Specimen Certificate of Registrant's Common Stock.(2)
4.9 Form of Warrant dated October 23, 1997 between the Registrant and World Capital Funding, Inc.(3)
4.10  Form of Warrant between the Registrant and Marketing Direct Concepts,
      Inc.(3)
4.11 Form of Subscription Agreement between the Registrant and each purchaser of the Registrant's Series A 8% Convertible Preferred Stock.(3)
4.12 Form of Option Agreement dated October 27, 1997 between the Registrant and State Street Securities, Inc.(3)
4.13 Amendment to Option Agreement dated December 30, 1997 between the Registrant and State Street Securities, Inc.(3)
4.14  Form of Voting Proxy.(3)
* 4.15  Warrant between the Registrant and BSB Bank & Trust Company
10.1 License Agreement, dated June 3, 1994, by and between the Company and the Air Force. (1)

10.2 CRDA, dated January 19, 1994 between the Company and Wright Laboratories of the Air Force.(2)
10.3  Amendment, effective January 19, 1994 to CRDA between the Company and Wright Laboratories of the Air Force.(2)
10.4 CRDA, dated May 1995, between the Company and Rome Laboratory of the Air Force.(2)
10.5  Employment Agreement, dated as of October 1, 1995 between the
      Company and Geoffrey T. Burnham.(2)
10.6  Employment Agreement, dated as of October 1, 1995 between the
      Company and Susan M. Burnham.(2)
10.7  Employment Agreement, dated as of October 1, 1995, by and between the Company and Theodore W. Konopelski.(2)
10.8 Consulting Agreement, dated November 10, 1995, by and between the Company and George W. Barrett.(2)
10.9  1995 Stock Option Plan of the Company.(2)
10.10 Real Property Lease, dated as of August 23, 1995, by and between Manufacturers and Traders Trust Company and the Company.(2)
10.11 Form of Private Warrants (2)
10.12 Form of Consulting Agreement between the Company and Whale
      Securities Co., L.P.(2)
10.13 Master Equipment Lease Agreement with Finova(4)
10.14 Northwestern License(4)
* 10.15 Line of Credit Commitment Letter between the Registrant and BSB
      Bank & Trust Company
* 10.16 Amendment to Line of Credit Commitment Letter between the
      Registrant and BSB Bank & Trust Company
* 10.17 Securities Purchase Agreement, dated February 5, 1999, between the Registrant and bmp Mobility AG Venture Capital, together with the Form of the Certificate of Designations, Preferences and Rights of Series B Convertible Preferred Stock of the Registrant, the Registration Rights Agreement, and the Opinion of Counsel to the Registrant
* 10.18 Registration Rights Agreement, dated February 5, 1999, between the Registrant and bmp Mobility AG Venture Capital
* 27.1  Financial Data Schedule
----------
  *   Filed herewith

(1) Incorporated by reference to Registrant's Annual Report on Form 10KSB for the year ended December 31, 1997

(2) Incorporated by reference to Registrant's Registration Statement on Form S-1 (Reg. No. 333-754) which was declared effective by the Securities and Exchange Commission on March 19, 1996.

(3) Incorporated by reference to Registrant's Registration Statement on
Form S-3 (Reg. No. 333-39879) which was declared effective on January 14, 1998.

(4) Incorporated by reference to Registrant's Annual Report on Form 10KSB for the year ended December 31, 1996

(b) Reports on Form 8-K

    On February 10,1999, the Company filed with the SEC a Current Report on Form 8-K with respect to the equity infusion by bmp.

                                SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             SEMICONDUCTOR LASER INTERNATIONAL CORPORATION



         March 31, 1999            By: /s/  Geoffrey T. Burnham
                                      ______________________________

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


         Signature                      Title                     Date


/s/   Geoffrey T. Burnham
-----------------------------  Chairman of the Board, President
      Geoffrey T. Burnham      and Chief Executive Officer
                               (Principal Executive Officer)  March 31, 1999


----------------------------   Vice President, Treasurer
      Susan M. Burnham         and Director                   March   , 1999

/s/   Leonard E. Lundberg
------------------------------ Chief Financial Officer,
      Leonard E. Lundberg      Principal Financial Officer
                               and Principal Accounting
                               Officer                        March 31, 1999

/s/   Brian J. Thompson
-----------------------------
      Brian J. Thompson        Director                       March 29, 1999

/s/   George W. Barrett
-----------------------------
      George W. Barrett        Director                       March 29, 1999

[TYPE]    EX-4.15

Void after February 16, 2004

     THIS WARRANT AND ANY SHARES ACQUIRED UPON THE EXERCISE OF THIS WARRANT HAVE NOT BEEN REGISTERED UNDER THE SECURITIES ACT OF 1933. THIS WARRANT AND SUCH SHARES MAY NOT BE SOLD OR TRANSFERRED IN THE ABSENCE OF SUCH REGISTRATION OR AN EXEMPTION THEREFROM UNDER SAID ACT. THIS WARRANT AND SUCH SHARES MAY NOT BE TRANSFERRED EXCEPT UPON CONDITIONS SPECIFIED IN THIS WARRANT, AND NO TRANSFER OF THIS WARRANT OR SUCH SHARES SHALL BE VALID OR EFFECTIVE UNLESS AND UNTIL SUCH CONDITIONS SHALL HAVE BEEN COMPLIED WITH.

                             -----------------------

                          COMMON STOCK PURCHASE WARRANT

     SEMICONDUCTOR LASER INTERNATIONAL CORPORATION, a Delaware corporation (the "Company"), having its principal office at 15 Link Drive, Binghamton, New York 13904, hereby certifies that, for value received, BSB BANK & TRUST COMPANY, or assigns, is entitled, subject to the terms set forth below, to purchase from the Company at any time on or from time to time after February 16, 1999 and before 5:00 P.M., New York City time, on February 16, 2004, Five Hundred Thousand (500,000) fully paid and non-assessable shares of Common Stock of the Company, at the price per share (the "Purchase Price") of Fifty-Seven and One-Half Cents ($0.575). The number and character of such shares of Common Stock and the Purchase Price are subject to adjustment as provided herein.

     This Warrant is one of the Common Stock Purchase Warrants (the "Warrants") originally issued as of the Original Issue Date (as defined below) and evidencing the right to purchase an aggregate of Five Hundred Thousand (500,000) shares of Common Stock of the Company, subject to adjustment as provided herein.

     As used herein the following terms, unless the context otherwise requires, have the following respective meanings:

     (a) The term "Company" includes the Company and any corporation which shall succeed to or assume the obligations of the Company hereunder.

     (b) The term "Common Stock" includes all stock of any class or classes (however designated) of the Company, authorized upon the Original Issue Date or thereafter, the holders of which shall have the right, without limitation as to amount, either to all or to a share of the balance of current dividends and liquidating dividends after the payment of dividends and distributions on any shares entitled to preference, and the holders of which shall ordinarily, in the absence of contingencies, be entitled to vote for the election of a majority of directors of the Company (even though the right so to vote has been suspended by the happening of such a contingency).

     (c) The term "Convertible Preferred Stock" shall mean the Company's "Series A 8% Convertible Preferred Stock" as authorized by the Company's Certificate of Incorporation as amended through the Original Issue Date.

     (d) The "Original Issue Date" is February 16, 1999, the date as of which this Warrant was first issued.

     (e) The term "Other Securities" refers to any stock (other than Common Stock) and other securities of the Company or any other person (corporate or otherwise) which the holder of this Warrant at any time shall be entitled to receive, or shall have received, upon the exercise of this Warrant, in lieu of or in addition to Common Stock, or which at any time shall be issuable or shall have been issued in exchange for or in replacement of Common Stock or Other Securities pursuant to section 6 or otherwise.

     (e) The term "Purchase Price per share" shall be the then applicable exercise price for one share of Common Stock.

     (f) The terms "registered" and "registration" refers to a registration effected by filing a registration statement in compliance with the Securities Act, to permit the disposition of Common Stock (or Other Securities) issued or issuable upon the exercise of this Warrant, and any post-effective amendments and supplements filed or required to be filed to permit any such disposition.

     (g) The term "Securities Act" means the Securities of Act of 1933 as the same shall be in effect at the time.

1.     Registration, etc.

     1.1 In the event that the Company, at any time within the six (6) year period commencing on the Original Issue Date, proposes to file a registration statement (other than a registration statement on Form S-4, S-8 or similar forms) or maintains the effectiveness of a registration statement on a general form of registration under the Securities Act and relating to securities issued or to be issued by it, then it shall give written notice of such proposal to the record owner of this Warrant and any shares of Common Stock issued upon exercise thereof. If, within thirty (30) days after the giving of such notice, the record owner of this Warrant or shares of Common Stock issued upon its exercise shall request in writing that all or any of such Common Stock or Other Securities issued or issuable upon exercise of this Warrant be included in such proposed registration, the Company will, at its own expense, also register such securities as shall have been requested in writing; provided, however, that:

     (a) such record owner shall deliver to the Company a statement in writing from the beneficial owners of such securities that they have a bona fide intent to sell, transfer or otherwise dispose of such securities;

     (b) the Company shall not be required to include any of such securities if, by reason of such inclusion, the Company shall be required to prepare and file a registration statement on a form promulgated by the Securities and Exchange Commission substantially different from that which the Company otherwise would use;

     (c) such record owner shall cooperate with the Company in the preparation of such registration statement to the extent required to furnish information concerning such record owner therein; and

     (d) if any underwriter or managing agent is purchasing or arranging for the sale of the securities then being offered by the Company under such registration statement, then such record owner (i) shall agree to have the securities being so registered by such record owner sold to or by such underwriter or managing agent on terms substantially equivalent to the terms upon which the Company is selling the securities so registered, or (ii) at the request of such underwriter or managing agent, shall delay the sale of such securities for the 30 day period commencing with the effective date of the registration statement; provided that any such request to delay inclusion of securities to be registered by such record owner shall be allocated pari passu among all holders of Company securities who are asserting registration rights in connection with such registration statement to the extent not inconsistent with any applicable registration rights of such other holders of Company securities in existence on the Original Issue Date.

     1.2 In connection with the filing of a registration statement pursuant to subsection 1.1 of this section 1, the Company shall:

     (a) notify the record owner as to the filing thereof and of all amendments thereto filed prior to the effective date of said registration statement;

     (b) notify the record owner promptly after it shall have received notice thereof, of the time when the registration statement becomes effective or any supplement to any prospectus forming a part of the registration statement has been filed;

     (c) prepare and file without expense to the record owner any necessary amendment or supplement to such registration or prospectus as may be necessary to comply with Section 10(a)(3) of the Securities Act or advisable in connection with the proposed distribution of the securities by such record owner;

     (d) use its reasonable best efforts to qualify the shares of Common Stock or Other Securities being so registered for sale under the securities or blue sky laws of not more than two (2) states as such registered owners may designate in writing and to register or obtain the approval of any federal or state authority which may be required in connection with the proposed distribution, except, in each case, in a jurisdiction in which the Company must either qualify to do business or file a general consent to service of process as a condition to the qualification of such securities;

     (e) notify such registered owner of any stop order suspending the effectiveness of the registration statement and use its reasonable best efforts to remove such stop order;

     (f) undertake to keep said registration statement and prospectus effective for a period of six (6) months after such shares of Common Stock first become free to be sold under such registration statement;

     (g) furnish to such registered owner as soon as available, copies of any such registration statement and each preliminary or final prospectus and any supplement or amendment required to be prepared pursuant to the foregoing provisions of this paragraph 1, all in such quantities as such owners may from time to time reasonably request; and

     (h) furnish to BSB BANK & TRUST COMPANY without cost one set of the Exhibits to such registration statement.

     1.3 The record owners of the shares of Common Stock or Other Securities being so registered agree to pay all of the underwriting discounts and commissions, transfer taxes, registration fees and their own counsel fees with respect to the securities owned by them and being registered. The Company agrees that the costs and expenses which it is obligated to pay in connection with a registration statement to be filed pursuant to subsection
1.1 above include, but are not limited to, the fees and expenses of counsel for the Company, the fees and expenses of its accountants and all other costs and expenses incident to the preparation, printing and filing under the Securities Act of any such registration statement, each prospectus and all amendments and supplements thereto, the costs incurred in connection with the qualification of such securities for sale in not more than two (2) states, including fees and disbursements of counsel for the Company, and the costs of supplying a reasonable number of copies of the registration statement, each preliminary prospectus, final prospectus and any supplements or amendments thereto to such registered owners.

     1.4 The Company agrees to enter into an appropriate cross-indemnity agreement with any underwriter (as defined in the Securities Act) for such registered owners in connection with the filing of a registration statement pursuant to subsection 1.1 hereof.

     1.5 In the event that the Company shall file any registration statement including therein all or any part of shares of Common Stock or Other Securities issued or issuable upon exercise of the Warrants, the Company and the holder of such securities shall enter into an appropriate cross-indemnity agreement whereby the Company shall indemnify and hold harmless the holder against any losses, claims, damages or liabilities (or actions in respect thereof) arising out of or based upon any untrue statement or alleged untrue statement of any material fact contained in such registration statement, or any omission or alleged omission to state therein a material fact required to be stated therein or necessary to make statements therein not misleading and each such holder shall indemnify and hold harmless the Company, each of its directors, each of its officers who have signed the registration statement and each person, if any, who controls the Company within the meaning of the Securities Act against any losses, claims, damages or liabilities (or actions in respect thereof) arising out of or based upon any untrue statement or alleged untrue statement of any material fact contained in such registration statement, or any omission or alleged omission to state therein a material fact required to be stated therein or necessary to make statement therein not misleading, if the statement or omission was made in reliance upon and in such holder expressly for use in such registration statement.

2. Sale or Exercise Without Registration. If, at the time of any exercise, transfer or surrender for exchange of this Warrant or of Common Stock (or Other Securities) previously issued upon the exercise of this Warrant, this Warrant or Common Stock (or Other Securities) shall not be registered under the Securities Act, the Company may require, as a condition of allowing such exercise, transfer or exchange, that the record owner or transferee of this Warrant or Common Stock (or Other Securities), as the case may be, furnish to the Company a satisfactory opinion of counsel to the effect that such exercise, transfer or exchange may be made without registration under the Securities Act, provided that the disposition thereof shall at all times be within the control of such record owner or transferee, as the case may be, and provided further that nothing contained in this section 2 shall relieve the Company from complying with any request for registration pursuant to section 1 hereof. The first holder of this Warrant represents to the Company that it is acquiring this Warrant for investment and not with a view to the distribution thereof.

3.     Exercise of Warrant; Partial Exercise; Exercise by Surrender.

     3.1 Exercise in Full. Subject to the provisions hereof, this Warrant may be exercised in full by the record owner hereof by surrender of this Warrant, with the form of subscription at the end hereof duly executed by such record owner, to the Company at its principal office accompanied by payment, in cash or by certified or official bank check payable to the order of the Company, in the amount obtained by multiplying the number of shares of Common Stock called for on the face of this Warrant (without giving effect to any adjustment therein) by the Purchase Price.

     3.2 Partial Exercise. Subject to the provisions hereof, this Warrant may be exercised in part by surrender of this Warrant in the manner and at the place provided in subsection 3.1 except that the amount payable by the record owner upon any partial exercise shall be the amount obtained by multiplying
(a) the number of shares of Common Stock (without giving effect to any adjustment therein) designated by the record owner in the subscription at the end hereof by (b) the Purchase Price. Upon any such partial exercise, the Company at its expense will forthwith issue and deliver to or upon the order of the record owner hereof a new Warrant or Warrants of like tenor, in the name of the record owner hereof or as such record owner (upon payment by such record owner of any applicable transfer taxes) may request, calling in the aggregate on the face or faces thereof for the number of shares of Common Stock equal (without giving effect to any adjustment therein) to the number of such shares called for on the face of this Warrant minus the number of such shares designated by the record owner in the subscription at the end hereof.

     3.3 Definition of Market Price. As used herein, the phrase "Market Price" at any date shall be deemed to be (i) if the principal trading market for such securities is an exchange, the last reported sale price, or, in case no such reported sale takes place on such date, the average of the last reported sale prices for the last three (3) trading days, in either case as officially reported on any consolidated tape, (ii) if the principal market for such securities is the over-the-counter market, the high bid price on such date as set forth by NASDAQ or, if the security is not quoted on NASDAQ, the high bid price as set forth in the National Quotation Bureau sheet listing such securities for such day. Notwithstanding the foregoing, if there is no reported closing price or high bid price, as the case may be, on the date next preceding the event requiring an adjustment hereunder, then the Market Price shall be determined as of the latest date prior to such day for which such closing price or high bid price is available, or if the securities are not quoted on NASDAQ, as determined in good faith by resolution of the Board of Directors of the Company, based on the best information available to it.

     3.4 Company to Reaffirm Obligations. The Company will, at the time of any exercise of this Warrant, upon the request of the record owner hereof, acknowledge in writing its continuing obligation to afford to such record owner any rights (including, without limitation, any right to registration of the shares of Common Stock or Other Securities issued upon such exercise) to which such record owner shall continue to be entitled after such exercise in accordance with the provisions of this Warrant, provided that if the record owner of this Warrant shall fail to make any such request, such failure shall not affect the continuing obligation of the Company to afford such record owner any such rights.

4. Delivery of Stock Certificates, etc., on Exercise. As soon as practicable after the exercise of this Warrant in full or in part, and in any event within ten (10) days thereafter, the Company at its expense (including the payment by it of any applicable issue taxes) will cause to be issued in the name of and delivered to the record owner hereof, or as such record owner (upon payment by such record owner of any applicable transfer taxes) may direct, a certificate or certificates for the number of full paid and non-assess able shares of Common Stock (or Other Securities) to which such record owner shall be entitled upon such exercise, plus, in lieu of any fractional share to which such record owner would otherwise be entitled, cash equal to such fraction multiplied by the then current market value of one full share, together with any other stock or other securities and property (including cash, where applicable) to which such record owner is entitled upon such exercise pursuant to section 5 or otherwise.

5. Adjustment for Dividends in Other Stock, Property, etc.; Reclassification, etc. In case at any time or from time to time after the Original Issue Date the holders of Common Stock (or Other Securities) shall have received or (on or after the record date fixed for the determination of stockholders eligible to receive) shall have become entitled to receive, without payment therefor

     (a) other or additional stock or other securities or property (other than cash) by way of dividend, or

     (b) any cash paid or payable (including, without limitation, by way of dividend other than a dividend payable out of earned surplus of the Company), or

     (c) other or additional (or less) stock or other securities or property (including cash) by way of spin-off, split-up, recapitalization, combination of shares or similar corporate rearrangement,

then, and in each such case the record owner of this Warrant, upon the exercise hereof as provided in section 3, shall be entitled to receive the amount of stock and other securities and property (including cash in the cases referred to in subdivisions (b) and (c) of this section 5) which such record owner would hold on the date of such exercise if on the Original Issue Date he had been the holder of record of the number of shares of Common Stock called for on the face of this Warrant and had thereafter, during the period from the Original Issue Date to and including the date of such exercise, retained such shares and all such other or additional (or less) stock and other securities and property (including cash in the cases referred to in subdivisions (b) and (c) of this section 5) receivable by him as aforesaid during such period, giving effect to all adjustments called for during such period by sections 6 and 7 hereof.

6.     Reorganization, Consolidation, Merger, etc.

     In case the Company after the Original Issue Date shall (a) effect a reorganization, (b) consolidate or merge with any other person, or (c) transfer all or substantially all of its properties or assets to any other person under any plan or arrangement contemplating the dissolution of the Company, then, in each such case, the record owner of this Warrant, upon the exercise hereof as provided in section 3 at any time after the consummation of such reorganization, consolidation or merger or the effective date of such dissolution, as the case may be, shall be entitled to receive (and the Company shall be entitled to deliver), in lieu of the Common Stock (or Other Securities) issuable upon such exercise prior to such consummation or such effective date, the stock and other securities and property (including cash) to which such record owner would have been entitled upon such consummation or in connection with such dissolution, as the case may be, if such record owner had so exercised this Warrant immediately prior thereto, all subject to further adjustment thereafter as provided in sections 5 and 7 hereof.

7.     Other Adjustments.

     7.1 General. In any case to which sections 5 and 6 hereof are not applicable, where the Company shall issue or sell shares of its Common Stock after the Original Issue Date and prior to the expiration of this Warrant either (a) in the case of securities traded on an exchange other than the proposed purchase by bmp-AG (or its nominee) in the amount of Seven Hundred Fifty Thousand Dollars ($750,000.00) (the "First Purchase") or the second proposed sale of Common Stock or Convertible Preferred Stock to bmp-AG (or its nominee) in an amount not less than One Million Three Hundred Thousand Dollars ($1,300,000.00) (the "Second Purchase"), for a consideration per share less than the then current Market Price or (b) in the case of securities privately placed for sale by the Company, for a consideration per share less than Seventy-Five Percent (75%) of the then current Market Price (as such term is defined above) (hereinafter, the "Lower Exercise Price"), then the Purchase Price in effect hereunder shall simultaneously with such issuance or sale be equitably adjusted by the Board of Directors of the Company in good faith and/or the number of shares of Common Stock issuable upon exercise hereof shall be increased, so that the record owner of this Warrant does not suffer any dilution.

     7.2 Convertible Securities. In case the Company shall issue or sell any securities convertible into Common Stock of the Company including, but not limited to, the Convertible Preferred Stock ("Convertible Securities") after the date hereof other than the Second Purchase, there shall be determined the price per share for which Common Stock is issuable upon the conversion or exchange thereof, such determination to be made by dividing (a) the total amount received or receivable by the Company as consideration for the issue or sale of such Convertible Securities, plus the minimum aggregate amount of additional consideration, if any, payable to the Company upon the conversion or exchange thereof, by (b) the maximum number of shares of Common Stock of the Company issuable upon the conversion or exchange of all of such Convertible Securities.

     If the price per share so determined shall be less than the applicable Purchase Price per share, then such issue or sale shall be deemed to be an issue or sale for cash (as of the date of issue or sale of such Convertible Securities) of such maximum number of shares of Common Stock at the price per share so determined, provided that, if such Convertible Securities shall by their terms provide for an increase or increases, with the passage of time, in the amount of additional consideration, if any, to the Company, or in the rate of exchange, upon the conversion or exchange thereof, the adjusted Purchase Price per share shall, forthwith upon any such increase becoming effective, be readjusted to reflect the same, and provided further, that upon the expiration of such rights of conversion or exchange of such Convertible Securities, if any thereof shall not have been exercised, the adjusted Purchase Price per share shall forthwith be readjusted and thereafter be the price which it would have been had an adjustment been made on the basis that the only shares of Common Stock so issued or sold were issued or sold upon the conversion or exchange of such Convertible Securities, and that they were issued or sold for the consideration actually received by the Company upon such conversion or exchange, plus the consideration, if any, actually received by the Company for the issue or sale of all of such Convertible Securities which shall have been converted or exchanged.

     7.3 Rights and Options. In case the Company shall grant any rights or options to subscribe for, purchase or otherwise acquire Common Stock, there shall be determined the price per share for which Common Stock is issuable upon the exercise of such rights or options, such determination to be made by dividing (a) the total amount, if any, received or receivable by the Company as consideration for the granting of such rights or options, plus the minimum aggregate amount of additional consideration payable to the Company upon the exercise of such rights or options, by (b) the maximum number of shares of Common Stock of the Company issuable upon the exercise of such rights or options.

     If the price per share so determined shall be less than the applicable Purchase Price per share, then the granting of such rights or options shall be deemed to be an issue or sale for cash (as of the date of the granting of such rights or options) of such maximum number of shares of Common Stock at the price per share so determined, provided that, if such rights or options shall by their terms provide for an increase or increases, with the passage of time, in the amount of additional consideration payable to the Company upon the exercise thereof, the adjusted Purchase Price per share shall, forthwith upon any such increase becoming effective, be readjusted to reflect the same, and provided, further, that upon the expiration of such rights or options, if any thereof shall not have been exercised, the adjusted Purchase Price per share shall forthwith be readjusted and thereafter be the price which it would have been had an adjustment been made on the basis that the only shares of Common Stock so issued or sold were those issued or sold upon the exercise of such rights or options and that they were issued or sold for the consideration actually received by the Company upon such exercise, plus the consideration, if any, actually received by the Company for the granting of all such rights or options, whether or not exercised.

     7.4     Minimum Adjustment.  No adjustment shall be made under this
Article 7 if the amount of any such adjustment would be an amount less than five percent (5%) of the Purchase Price then in effect, but any such amount shall be carried forward and an adjustment in respect thereof shall be made at the time of and together with any subsequent adjustment which, together with such amount and any other amount or amounts so carried forward, shall aggregate an increase or decrease of five percent (5%) or more.

8. Further Assurances. The Company will take all such action as may be necessary or appropriate in order that the Company may validly and legally issue fully paid and non-assessable shares of stock upon the exercise of all Warrants from time to time outstanding.

9. Certificate of Chief Financial Officer as to Adjustments. In each case of any adjustment or readjustment in the shares of Common Stock (or Other Securities) issuable upon the exercise of this Warrant, the Company at its expense will promptly cause the Company's Chief Financial Officer to compute such adjustment or readjustment in accordance with the terms of this Warrant and prepare a certificate setting forth such adjustment or readjustment and showing in detail the facts upon which such adjustment or readjustment is based, and the number of shares of Common Stock outstanding or deemed to be outstanding provided that if any similar certificate is provided by the Company's regularly retained auditor to the holder of any other warrant of the Company, the Company's regularly retained auditor shall provide this certificate to the record owner of this Warrant. The Company will forthwith mail a copy of each such certificate to the record owner of this Warrant.

10.     Notices of Record Date, etc.

     In the event of

     (a) any taking by the Company of a record of the holders of any class of securities for the purpose of determining the holders thereof who are entitled to receive any dividend (other than a cash dividend payable out of earned surplus of the Company) or other distribution, or any right to subscribe for, purchase or otherwise acquire any shares of stock of any class or any other securities or property, or to receive any other right, or

     (b) any capital reorganization of the Company, any reclassification or recapitalization of the capital stock of the Company or any transfer of all or substantially all the assets of the Company to or consolidation or merger of the Company with or into any other person, or

     (c) any voluntary or involuntary dissolution, liquidation or winding-up of the Company,

then and in each such event the Company will mail or cause to be mailed to the record owner of this Warrant a notice specifying (i) the date on which any such record is to be taken for the purpose of such dividend, distribution or right, and stating the amount and character of such dividend, distribution or right and (ii) the date on which any such reorganization, reclassification, recapitalization, transfer, consolidation, merger, dissolution, liquidation or winding-up is to take place, and the time, if any, as of which the holders of record of Common Stock (or Other Securities) shall be entitled to exchange their shares of Common Stock (or Other Securities) for securities or other property deliverable upon such reorganization, reclassification, recapitalization, transfer, consolidation, merger, dissolution, liquidation or winding-up. Such notice shall be mailed at least twenty (20) days prior to date therein specified.

11. Reservation of Stock, etc., Issuable on Exercise of Warrants. The Company will at all times reserve and keep available, solely for issuance and delivery upon the exercise of this Warrant, all shares of Common Stock (or Other Securities) from time to time issuable upon the exercise of this Warrant.

12. Listing on Securities Exchanges; Registration. If the Company at any time after the Original Issue Date shall list any Common Stock on any national securities exchange and shall register such Common Stock under the Securities Exchange Act of 1934 (as then in effect, or any similar statute then in effect), the Company will, at its expense, to the extent permitted by the rules of such exchange, simultaneously list on such exchange, upon official notice of issuance upon the exercise of this Warrant, and maintain such listing of all shares of Common Stock from time to time issuable upon the exercise of this Warrant, and the Company will so list on any national securities exchange, will so register and will maintain such listing of, any Other Securities if and at the time that any securities of like class or similar type shall be listed on such national securities exchange by the Company.

13. Exchange of Warrants. Subject to the provisions of section 2 hereof, upon surrender for exchange of this Warrant, properly endorsed, to the Company, the Company at its own expense will issue and deliver to or upon the order of the record owner thereof a new Warrant of like tenor, in the name of such record owner or as such record owner (upon payment by such record owner of any applicable transfer taxes) may direct, calling in the aggregate on the face or faces thereof for the number of shares of Common Stock called for on the face of this Warrant.

14. Replacement of Warrants. Upon receipt of evidence reasonably satisfactory to the Company of the loss, theft, destruction or mutilation of this Warrant and, in the case of any such loss, theft or destruction, upon delivery of an indemnity agreement reasonably satisfactory in form and amount to the Company or, in the case of any such mutilation, upon surrender and cancellation of this Warrant, the Company at its expense will execute and deliver, in lieu thereof, a new Warrant of like tenor.

15. Warrant Agent. The Company may, by written notice to each record owner of this Warrant, appoint an agent having an office in New York, New York, for the purpose of issuing Common Stock (or Other Securities) upon the exercise of this Warrant pursuant to section 3, exchanging this Warrant pursuant to section 13, and replacing this Warrant pursuant to section 14, or any of the foregoing, and thereafter any such issuance, exchange or replacement, as the case may be, shall be made at such office by such agent.

16. Negotiability, etc. This Warrant is issued upon the following terms, to all of which each holder or owner hereof by the taking hereof consents and agrees:

     (a) subject to the provisions hereof, title to this Warrant may be transferred, in whole but not in part, by endorsement (by the holder hereof executing the form of assignment at the end hereof) and delivery in the same manner as in the case of a negotiable instrument transferable by endorsement and delivery;

     (b) subject to the foregoing, any person in possession of this Warrant properly endorsed is authorized to represent himself as absolute owner hereof and is empowered to transfer absolute title hereto by endorsement and delivery hereof to a bona fide purchaser hereof for value; each prior taker or owner waives and renounces all of his equities or rights in this Warrant in favor of each such bona fide purchaser and each such bona fide purchaser shall acquire absolute title hereto and to all rights represented hereby; and

     (c) until this Warrant is transferred on the books of the Company, the Company may treat the record owner hereof as the absolute owner hereof for all purposes, notwithstanding any notice to the Company.

17. Notices, etc. All notices and other communications from the Company to the record owner of this Warrant shall be mailed by first class registered or certified mail, postage prepaid, at such address as may have been furnished to the Company in writing by such record owner, or, until an address is so furnished, to and at the address of the last record owner of this Warrant who has so furnished an address to the Company.

18. Miscellaneous. This Warrant and any term hereof may be changed, waived, discharged or terminated only by an instrument in writing signed by the party against which enforcement of such change, waiver, discharge or termination is sought. This Warrant is being delivered in the State of New York and shall be construed and enforced in accordance with and governed by the internal laws of such State. The headings in this Warrant are for purposes of reference only, and shall not limit or otherwise affect any of the terms hereof.

19.     Extended Expiration.

     The right to exercise this Warrant shall expire at 5:00P.M., New York City time, on February 16, 2004.

20.     Drag-Along Rights.

     The rights of the holder of this Warrant are subject to the holder's agreement to the following: In the event that the Company's Board of Directors approve a sale of the Company (pursuant to a merger or other business combination transaction, sale of outstanding stock or otherwise) to a third party not affiliated with bmp-AG (an "Approved Sale"), the holder of this Warrant (or shares issued upon exercise hereof) shall consent to and raise no objections against such Approved Sale (including exercising any statutory right of appraisal) and shall take all necessary and desirable action in such holder's capacity, if any, as a stockholder of the Company to facilitate such Approved Sale. If the Approved Sale is structured as a sale of stock, notwithstanding Section 6 above, the holder shall agree to sell all of such holder's Warrants and any shares of Common Stock and Other Securities on the terms and conditions approved by the Board of Directors; provided, however, that the obligations of the holder pursuant to this Section 20 are conditioned upon all holders of Common Stock concurrently receiving the same form and amount of consideration per share of Common Stock pursuant to such Approved Sale or, if any holders of Common Stock are given an option as to the form and amount of consideration to be received, all such holders, including the holder of this Warrant, are given the same option.

21. Assignability. This Warrant is fully assignable, in whole but not in part, at any time, subject to applicable securities laws.


Dated: February 16, 1999        SEMICONDUCTOR LASER INTERNATIONAL CORPORATION

                                  /s/ Geoffrey T. Burnham
                              By: _____________________________
                                   Geoffrey T. Burnham
                                   President

[Corporate Seal]




Witness:


______________________________

                            FORM OF SUBSCRIPTION

                  (To be signed only upon exercise of Warrant)

To:  SEMICONDUCTOR LASER INTERNATIONAL CORPORATION
     15 Link Drive
     Binghamton, NY 13904

     The undersigned, the record owner of the within Warrant, hereby irrevocably elects to exercise the purchase right represented by such Warrant for, and to purchase thereunder, * shares of Common Stock of SEMICONDUCTOR LASER INTERNATIONAL CORPORATION, and herewith make payment of $_____________ therefor, and requests that the certificates for such shares be issued in the name of, and delivered to, ____________________, whose address is
___________________________________.


Dated:  __________________


                              ______________________________
                              (Signature must conform in all respects to name
of record owner as specified on the face of the Warrant)


                              ______________________________
                              (Address)


_________________
* Insert here the number of shares called for on the face of the Warrant (or, in the case of a partial exercise, the portion thereof as to which the Warrant is being exercised), in either case without making any adjustment for additional Common Stock or any other stock or other securities or property or case which, pursuant to the adjustment provisions of the Warrant, may be deliverable upon exercise.

                             FORM OF ASSIGNMENT

               (To be signed only upon transfer of Warrant)


     For value received, the undersigned hereby sells, assigns and transfers unto ________________________ the right represented by the within Warrant to purchase shares of Common Stock of SEMICONDUCTOR LASER INTERNATIONAL CORPORATION to which the within Warrant relates, and appoints _____________ as Attorney-in-Fact to transfer such right on the books of _________________ with full power of substitution in the premises. The Warrant being transferred hereby is the Common Stock Purchase Warrant initially issued by SEMICONDUCTOR LASER INTERNATIONAL CORPORATION as of February __, 1999.


Dated:  _________________


                              ______________________________
                              (Signature must conform in all respects to name
of record owner as specified on the face of the Warrant)


                              ______________________________
                              (Address)


______________________________
Signature guaranteed by a Bank or
Trust Company having its principal
office in New York City or by a Member
Firm of the New York or American
Stock Exchange

[TYPE]    EX-10.15

December 4, 1996


Dr. Geoffrey T. Burnham, President & CEO
Semiconductor Laser International Corporation
421 East Main Street
Endicott, New York 13760

THIS COMMITMENT LETTER IS ISSUED TO YOU IN REPLACEMENT OF OUR PREVIOUS COMMITMENT LETTER TO YOU DATED SEPTEMBER 4, 1996.

Dear Dr. Burnham:

We are pleased to inform you that BSB Bank & Trust Company ("Bank") has approved your application for a Secured Line of Credit in the amount of $1,000,000.00 subject to the following terms and conditions:

BORROWER:        Semiconductor Laser International Corporation
                 421 East Main Street
                 Endicott, New York 13760

LINE OF CREDIT
AMOUNT:          One Million Dollars and No Cents ($1,000,000.00).

PURPOSE:         Provide working capital.

INTEREST RATE:   Variable rate based on BSB Prime Rate plus One and
                 One-Half Percent (1.5%).

MATURITY:        One (1) Year.

REPAYMENT:       Interest only monthly shall be billed.  Prepayments made be made by the Borrower without any fee, penalty, or premium whatsoever.

COLLATERAL:      First security interest in all assets of the Borrower, in
                 accordance with the provisions of the Uniform Commercial Code and subject to permitted liens, including, but not limited to, all accounts and general intangibles, all inventory, all equipment, machinery, furniture, etc., whether now owned or hereafter acquired.

INSURANCE:       The Borrower shall provide proof of and maintain fire and
                 extended coverage insurance covering the collateral and with liability insurance in amounts and companies reasonably acceptable to us. The Bank shall be named as Lender Loss
                 Payee on the policy.

Semiconductor Laser International Corporation
December 4, 1996
Page two

AVAILABILITY
OF FUNDS:        Credit availability under this line of credit is subject to execution and delivery of such documentation as the Bank deems necessary and appropriate and the receipt of, and continuing satisfaction of the Bank with, current financial and other material information relative to the Borrower, which current information will be furnished by the Borrower to the Bank as it may from time to time reasonably request.

                 The Borrower understands and agrees that Bank shall have no obligation to make advances under this line of credit if: a) Borrower is in default under the terms of a Loan Agreement to be drawn between Bank and Borrower or any related documents or any other agreement that Borrower has with Bank;
                 b) Borrower becomes insolvent, files a petition in bankruptcy or similar proceeding, or is adjudged as bankrupt; or c) there occurs a material adverse change in Borrower's financial condition or in the value of the collateral, taken together as a whole, securing this line of credit or any loan Borrower has with Bank.

                 Availability of funds under this line of credit shall be reviewed on a monthly basis, based on company prepared financial statements, and shall be limited to the lesser of $1,000,000.00, or an amount representing the sum of 85% of accounts receivable 90 days or less from invoice date, plus 30% of inventories, with a maximum inventory value eligibility of $250,000.00.

OTHER
REQUIREMENTS:    A)  The Borrower shall maintain its operating deposit
                     accounts with the Bank during the term of this loan.

                 B) The Borrower shall provide the Bank with audited statements of its financial condition, with all schedules, prepared by the accounting firm of Price Waterhouse, LLP, or any other Certified Public Accountant reasonably acceptable to the Bank, and with copies of its Federal Corporate Tax Return, with all schedules, on an annual basis within 120 days of its fiscal year end.


Semiconductor Laser International Corporation
December 4, 1996
Page three


OTHER                Borrower shall also provide the Bank with copies of its
REQUIREMENTS         SEC Form 10-K on an annual basis within 120 days of its
(CONTINUED)          fiscal year end and with copies of its SEC Form 10-Q
                     filings on a quarterly basis within ninety days of quarter end.

                 C) In connection with this credit facility, the Borrower will execute a Loan Agreement requiring the Borrower to adhere to the following financial covenants, in addition to other representations, warranties, and affirmative and negative covenants, as of the Borrower's year-end financial statements:

                     1) Minimum Current Ratio of 2.0 to 1. Current Ratio is
                        defined as the ratio of Current Assets to Current Liabilities.

                     2) Minimum Working Capital of $1,500,000, of which, a
                        minimum of $500,000 shall be maintained in cash and cash equivalents. Working Capital is defined as the difference between Current Assets and Current Liabilities.

                     3) Minimum Total Net Worth of $5,000,000.

                     4) Maximum Total Liabilities to Total Net Worth of 1.0
                        to 1.

                     5) Payment of dividends to any class of  shareholders
                        shall be prohibited, except out of net income accrued after the date of the loan agreement.

OTHER FEES
AND EXPENSES:     All fees, expenses, and charges incurred with respect to
                  this financing shall be for the account of the Borrower.
EXPIRATION OF
COMMITMENT:       This Commitment will, at our option and without further
                  notice, terminate unless the closing is held not later than January 15, 1997.

Semiconductor Laser International Corporation
December 4, 1996
Page four


ACCEPTANCE:       If the terms and conditions of this Commitment are
                  acceptable to you, please acknowledge your agreement by signing and returning the enclosed duplicate hereof to us at our address. If such acceptance is not received by us within thirty (30) days from the date hereof, this Commitment shall be of no further force or effect.

Very truly yours,          ACCEPTED AND AGREED TO THIS
                            18 DAY OF December, 1996.

/s/ J.B.Wescott
John B. Westcott           Semiconductor Laser International
Vice President              Corporation
(607) 779-3518
                               /s/ Geoffrey T. Burnham
                           By:_____________________________
                                President & CEO
                           Its:____________________________
Enclosure

cc: Walter Epstein, Esq.
    Lillian L. Levy, Esq.

[TYPE]    EX-10.16

February 3, 1999


Dr. Geoffrey T. Burnham, President and Chief Executive Officer
Semiconductor Laser International Corporation
15 Link Drive
Binghamton, NY  13904

By facsimile to: 722-5045

Re: Amendment of Commitment Letter dated January 13, 1999


Dear Dr. Burnham:

BSB Bank & Trust Company ("Bank") has amended its Commitment Letter to you dated January 13, 1999 as follows: It being the intention that any captions with the same heading in this letter that are also in the January 13, 1999 letter, shall replace the captions and text from the January 13, 1999 letter.

EXPIRATION:     Availability of funds under this line of credit shall cease and this commitment shall expire on June 30, 1999.

EXTENSION OF
EXPIRATION:     At the Borrower's request, following the Borrower's receipt of funds contemplated by the Second Purchase (as hereinafter defined) and so long as no Event of Default under the Borrower's Loan Agreement with the Bank dated December 18,
                1996 (including any default with respect to the collateral base formula) shall exist, Bank shall extend the expiration date of this Line of Credit to May 31, 2000.

                Upon Borrower's request and application for such Extension of Expiration, Bank agrees to review the interest rate to be charged on this Line of Credit.

AVAILABILITY
OF FUNDS:       Each loan request shall constitute Borrower's representation and warranty, and it shall be a condition of granting such request, that as of the date of such loan request, Borrower shall be in compliance with all terms, conditions, and obligations of Borrower's Loan Agreement with the Bank dated
                December 18, 1996, except as such terms, conditions, and obligations may have been waived or modified in writing by Bank, and that no material adverse change in the financial condition or business operations of the Borrower shall have occurred.

Semiconductor Laser International Corporation
February 3, 1999
Page two

                Availability of funds under this line of credit shall be reviewed monthly, based on company prepared financial statements, and shall be limited to the lesser of $1,000,000.00, or an amount representing the sum of 85% of eligible accounts receivable 90 days or less from invoice date, plus 30% of inventories, with a maximum inventory value eligibility of $250,000.00, plus available unrestricted cash balances owned by the Borrower.

                NOTWITHSTANDING THE FOREGOING LIMITATION, upon the receipt of the funds arising from the first proposed sale of Semiconductor Laser International Corporation common stock to bmp-AG (or its nominee) in the amount of $750,000.00 (the "First Purchase"), and until the earlier of June 30, 1999, or the date of receipt by Borrower of funds arising from the second proposed sale of Semiconductor Laser International Corporation common stock to bmp-AG (or its nominee) in the minimum amount of $1,300,000.00 (the "Second Purchase"), Bank agrees to waive the requirement for the Borrower to maintain the Line of Credit balance within the foregoing collateral base formula.

WARRANTS At the closing of this modification of the Borrower's existing Line of Credit, Borrower shall deliver to Bank (or its designee)warrants to purchase Five Hundred Thousand (500,000) shares of the common stock of the Borrower ("Warrants").
                Terms of the Warrants shall be determined by the mutual agreement of Borrower and Bank, but shall in any event provide that the Warrants:

               (1) shall be exercisable for a period of five (5) Years from issue date,
               (2) shall be issued with an exercise price equal to $0.575 per share, and

Semiconductor Laser International Corporation
February 3, 1999
Page three


WARRANTS       (3)   shall provide anti-dilutive protection to the Bank with
(continued)          respect to any future third party sale(s) or issuance(s)
                     of Borrower's common stock (other than those contemplated to bmp-AG with respect to the First Purchase and Second
                     Purchase) at a per share price less than the then current market price of Borrower's Common Stock (in the case of a public offering of stock) or at a per share price less than Seventy-Five Percent (75%) of the then current market price of Borrower's Common Stock (in the case of a private placement of stock).

WAIVER: At the closing of this modification, Bank shall provide its written waiver of Borrower's Default under Borrower's Loan Agreement with the Bank dated December 18, 1996, with respect to "Affirmative Covenants" contained therein regarding "Financial Covenants and Ratios" and with respect to "Events of Default" contained therein regarding "Change of Control," for the period ending December 31, 1998 and through the period ending June 30, 1999.

                     Waiver of Default under these covenants will be granted only in the present instance and only for the period specified. Such waiver will not constitute a continuing waiver between the Bank and Borrower of any rights of the Bank or of any obligations of Borrower as to any future transactions.

OTHER
REQUIREMENTS:        A) It is a condition of this modification that Borrower
                        shall be in receipt of the funds arising from the First Purchase.

                     C) It is a condition of this modification that Borrower
                        shall deliver to Bank, on or before the date of the closing of this modification, all payments of interest and principal then due and owed to Bank on all obligations of Borrower to Bank.

ALL OTHER TERMS AND CONDITIONS OF BANK'S COMMITMENT LETTER DATED JANUARY 13, 1999 REMAIN IN FORCE AND UNCHANGED.


FEES AND EXPENSES:   All fees, expenses, and charges incurred with respect to
                     this modification shall be for the account of the Borrower.

Semiconductor Laser International Corporation
February 3, 1999
Page four


EXPIRATION OF
COMMITMENT:          This Commitment will, at our option and without further
                     notice, terminate unless the closing is held not later than February 10, 1999.

ACCEPTANCE:          If the terms and conditions of this Commitment are
                     acceptable to you, please acknowledge your agreement by signing and returning the enclosed duplicate hereof to us at our address. If such acceptance is not received by us within five (5) days from the date hereof, this Commitment shall be of no further force or effect.

Very truly yours,


/s/ J.B. Wescott
John B. Westcott
Administrative Vice President
(607) 779-3518

cc: Lilllian L. Levy, Esq.



Accepted and agreed to this 3rd day of February, 1999.
Semiconductor Laser International Corporation


     /s/ Geoffrey T. Burnham
By: __________________________________

      President & CEO
Its : __________________________________

[TYPE]    EX-10.17

                          ______________________________

                          SECURITIES PURCHASE AGREEMENT
                          ______________________________


                                  COMMON STOCK

                                  AND SERIES B

                           CONVERTIBLE PREFERRED STOCK

                                      OF

                    SEMICONDUCTOR LASER INTERNATIONAL CORPORATION


                         Dated as of February 5, 1999



                              TABLE OF CONTENTS

  Section                                                          Page

     1.     Definitions                                              1
     2.     Issuance, Purchase and Sale of Securities                7
          2.1     Authorization of the Securities                    7
          2.2     Sale and Purchase of the Securities                8
     3.     Closing of Sale of Securities                            8
          3.1     First Closing                                      8
          3.2     Second Closing                                     8
     4.     Deliveries at First and Second Closings                  9
          4.1     Deliveries by the Company to the Purchaser
                  on the First Closing Date                          9
               (a)     Common Stock                                  9
               (b)     Opinion of Counsel                            9
               (c)     Registration Rights Agreement                 9
          4.2     Deliveries by the Purchaser to the Company
                  on the First Closing Date                          9
               (a)     Purchase Price                                9
               (b)     Registration Rights Agreement                 9
          4.3     Deliveries by the Company to the Purchaser
                  on the Second Closing Date                         9
               (a)     Series B Preferred Stock                      9
               (b)     Opinion of Counsel                            9
          4.4     Deliveries by the Purchaser to the Company
                  on the Second Closing Date                        10
     5.     Representations and Warranties, Etc                     10
          5.1     Organization and Qualification; Authority         10
          5.2     Corporate Authorization                           10
          5.3     No Conflict; Requisite Consents                   10
          5.4     Capitalization                                    11
          5.5     Litigation; Defaults                              11
          5.6     No Material Adverse Effect                        11
          5.7     Employee Programs                                 12
          5.8     Private Offerings                                 13
          5.9     Company SEC Documents                             13
          5.10    Financial Statements; No Undisclosed Liabilities  13
          5.11    Environmental Regulation, Etc                     14
          5.12    Properties and Assets                             14
          5.13    Employment Practices                              15
          5.14    Intellectual Property                             15
          5.15    Material Contracts                                15
          5.16    Taxes                                             16
          5.17    Licenses; Compliance with Laws                    17
          5.18    Transactions with Affiliates                      18
          5.19    Confidential Information                          18
          5.20    Insurance                                         18
          5.21    Substantial Customers and Suppliers               18
          5.22    Registration Rights                               18
          5.23    Distribution Rights                               18
          5.24    Dividends                                         19
          5.25    Year 2000                                         19
          5.26    Disclosure                                        19
     6.  Representations and Warranties of the Purchaser            19
     7.  Covenants of the Company                                   20
          7.1     Ordinary Course                                   20
          7.2     Issuance of Securities                            20
          7.5     Financial Information                             21
          7.6     Return and Other Tax Information                  21
          7.7     Stamp Taxes                                       21
          7.8     FIRPTA                                            21
          7.9     Regulatory Approval                               22
          7.10     Warrants and Options                             22
          7.11     Public Announcements                             22
          7.12     Co-investment Rights                             22
     8.  Rights and Obligations of the Purchaser                    23
          8.1     Reservation of Securities                         23
          8.2     No Right to Convert Preferred Stock into
                  Common Stock                                      23
          8.3     Anti-Dilution Provisions - Adjustment of
                  Number of Shares of Capital Stock                 23
          8.5     Notice to the Holder                              23
     9.  Conditions to Closing                                      24
          9.1     Conditions to the Company's Obligations
                  to Consummate the First Closing                   24
          9.2     Conditions to the Purchaser's Obligations
                  to Consummate the First Closing                   25
          9.3     Conditions to the Company's Obligations           25
          9.4     Conditions to the Purchaser's Obligations
                  to Consummate the Second Closing                  26
     10. Restrictions on Transfer                                   27
         10.1     Restrictive Legends                               27
         10.2     Notice of the Proposed Transfer; Opinion
                  of Counsel                                        28
     11. Miscellaneous                                              28
         11.1     Indemnification; Expenses, Etc                    28
         11.2     Survival of Representations, Warranties,
                  Covenants and Indemnification                     30
         11.3     Amendment and Waiver                              30
         11.4     Notices, Etc                                      30
         11.5     Expenses                                          31
         11.6     Entire Agreement                                  31
         11.7     Successors and Assigns                            31
         11.8     Termination                                       31
         11.9     Descriptive Headings                              32
         11.10    Governing Law                                     32
         11.11    Consent to Jurisdiction; Waiver of Immunities     32
         11.12    Counterparts                                      33

                                 SCHEDULES


SCHEDULE 5.2     --     Authorization

SCHEDULE 5.3     --     Consents

SCHEDULE 5.4     --     Capitalization

SCHEDULE 5.5     --     Litigation; Defaults

SCHEDULE 5.6     --     Material Developments

SCHEDULE 5.7     --     Benefits; ERISA

SCHEDULE 5.10    --     Undisclosed Liabilities

SCHEDULE 5.11    --     Environmental

SCHEDULE 5.12    --     Properties and Assets

SCHEDULE 5.13    --     Employment Practices

SCHEDULE 5.14    --     Intellectual Property

SCHEDULE 5.15    --     Material Contracts

SCHEDULE 5.16    --     Taxes

SCHEDULE 5.17    --     Compliance with Laws

SCHEDULE 5.18    --     Transactions with Affiliates

SCHEDULE 5.20    --     Insurance

SCHEDULE 5.21    --     Customers and Suppliers

SCHEDULE 5.22    --     Registration Rights

SCHEDULE 5.23    --     Distribution Rights


                              EXHIBITS


EXHIBIT A        --   Certificate of Designations of Series B Preferred Stock

EXHIBIT B        --   Form of Registration Rights Agreement

EXHIBIT C        --   Form of Opinion of Swidler Berlin Shereff Friedman, LLP


                     SECURITIES PURCHASE AGREEMENT

     This SECURITIES PURCHASE AGREEMENT ("Agreement"), dated as of February 5, 1999, between Semiconductor Laser International Corporation, a Delaware corporation (the "Company") and bmp Mobility AG Venture Capital, a German stock corporation (the "Purchaser").

W I T N E S S E T H:

     WHEREAS, the Company desires to raise capital through the sale by the Company of equity securities resulting in gross proceeds of up to two million seven hundred fifty thousand U.S. dollars ($2,750,000)(the "Financing"); and

     WHEREAS, on the First Closing Date (as defined below) the Company desires to issue and sell to the Purchaser, and the Purchaser desires to purchase from the Company, an aggregate of two million (2,000,000) shares of the Company's common stock, $.01 par value per share (the "Common Stock"), for an aggregate purchase price of seven hundred fifty thousand U.S. dollars ($750,000), on the terms, and subject to conditions, set forth in this Agreement; and

     WHEREAS, on the Second Closing Date (as defined below) the Company desires to issue and sell to the Purchaser, and the Purchaser desires to purchase from the Company, an aggregate of not less than six hundred fifty thousand (650,000) and not more than one million (1,000,000) shares of the Company's Series B Convertible Preferred Stock, $.01 par value per share (the "Series B Preferred Stock), for an aggregate purchase price of up to two million U.S. dollars ($2,000,000), on the terms, and subject to the conditions, set forth in this Agreement,

     NOW, THEREFORE, in consideration of these premises, the mutual covenants and agreements set forth herein and for other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, the parties hereto hereby agree as follows:

     1. Definitions. For purposes hereof unless the context otherwise requires, the following terms shall have the meanings indicated. All accounting terms not otherwise defined herein, shall have the respective meanings accorded to them under GAAP (as defined below). Unless the context otherwise requires, (i) references to a "Schedule" or an "Exhibit" are to a Schedule or an Exhibit attached to this Agreement, (ii) references to a "section" are to a section of this Agreement and (iii) any of the following terms may be used in the singular or the plural, depending on the reference.

          "Affiliate" means any Person (i) which directly or indirectly through one or more intermediaries controls, or is controlled by, or is under common control with another Person (ii) which beneficially owns or holds 20% or more of any class of the outstanding Voting Stock of such other Person, or
(iii) which is a relative or spouse of such person, or any relative of such spouse, who has the same home as such Person. The term "control" means the possession, directly or indirectly, of the power to direct or cause the direction of the management and policies of a Person, whether through ownership of Voting Stock, by Contract or otherwise.

          "Agreement" means this Agreement, as amended, modified or supplemented from time to time, in accordance with the terms hereof, together with any exhibits, schedules or other attachments thereto.

          "Benefit Plans" has the meaning ascribed thereto in Section 5.7 hereof.

          "BSB" has the meaning ascribed thereto in Section 7.2 hereof.

          "Business Day" means any day that is not a Saturday, a Sunday or a day on which banking institutions in New York, New York or Berlin, Germany are authorized or obligated by Law, executive order or government decree to be closed.

          "Capital Stock" means, with respect to any Person, any and all shares, interests, participations, rights in or other equivalents (however designated and whether voting or non-voting) of such Person's capital stock, whether outstanding on the Closing Date or issued after the Closing Date and any and all rights, warrants or options exercisable or exchangeable for or convertible into such capital stock.

          "Certificate of Designations" means the Certificate of Designations of the Series B Preferred Stock, substantially in the form of Exhibit A hereto.

          "Charter Documents" has the meaning ascribed thereto in Section 5.1 hereof.

          "Code" means the Internal Revenue Code of 1986, and the rules and regulations promulgated thereunder, as amended from time to time.

          "Commission" means the United States Securities and Exchange Commission or any other federal agency at the time administering the Securities Act.

          "Common Stock" has the meaning ascribed thereto in the introduction hereof.

          "Company" has the meaning ascribed thereto in the introduction hereof.

          "Company Financial Statements" has the meaning ascribed thereto in
Section 5.10 hereof.

          "Company Properties" has the meaning ascribed thereto in Section
5.11 hereof.

          "Company SEC Documents" has the meaning ascribed thereto in Section
5.9 hereof.

          "Contracts" has the meaning ascribed thereto in Section 5.15 hereof.

          "Environmental Law" means (i) any federal, state and local law, statute, ordinance, rule, regulation, code, license, permit, authorization, approval, consent, legal doctrine, order, judgment, decree, injunction, requirement or agreement with any governmental entity, (x) relating to the protection, preservation or restoration of the environment, (including, without limitation, air, water vapor, surface water, groundwater, drinking water supply, surface land, subsurface land, plant and animal life or any other natural resource), or to human health or safety, or (y) the exposure to, or the use, storage, recycling, treatment, generation, transportation, processing, handling, labeling, production, release or disposal of Hazardous Substances, in each case as amended and as now or hereafter in effect. The term Environmental Law includes, without limitation, the United States federal Comprehensive Environmental Response Compensation and Liability Act of 1980, the United States Superfund Amendments and Reauthorization Act, the United States federal Water Pollution Control Act of 1972, the United States federal Clean Air Act, the United States federal Clean Water Act, the United States federal Resource Conservation and Recovery Act of 1976 (including the Hazardous and Solid Waste Amendments thereto), the United State federal Solid Waste Disposal and the United States federal Toxic Substances Control Act, the United States federal Insecticide, Fungicide and Rodenticide Act, the United States federal Occupational Safety and Health Act of 1970, each as amended and as now or hereafter in effect, and (ii) any common law or equitable doctrine (including, without limitation, injunctive relief and tort doctrines such as negligence, nuisance, trespass and strict liability) that may impose liability or obligations for injuries or damages due to, or threatened as a result of, the presence of or exposure to any Hazardous Substance.

          "ERISA" means the Employee Retirement Income Security Act of 1974, and the rules and regulations promulgated thereunder, as amended.

          "ERISA Affiliate" means any trade or business (whether incorporated or unincorporated) which is a member of a group described in Section 414(b),
(c), (m) or (o) of the Code, of which the Company also is a member.

          "ERISA Affiliate Title IV Plan" has the meaning ascribed thereto in
Section 5.7 hereof.

          "Exchange Act" means the Securities Exchange Act of 1934, and the rules and regulations of the Commission promulgated thereunder, as amended.

          "Fair Market Value" means, with respect to the grant of options under the 1995 Plan for the purchase of shares of Common Stock, the higher of
(a) the Market Price on the date of issuance of the options for the purchase of shares of Common Stock or (b) the average closing sales price per share of Common Stock for the ten (10) trading days immediately preceding the date of issuance of options for the purchase of Common Stock.

          "Financing" has the meaning ascribed thereto in the introduction hereof.

          "First Closing" has the meaning ascribed thereto in Section 3.1 hereof.

          "First Closing Date" has the meaning ascribed thereto in Section 3.1 hereof.

          "First Closing Purchase Price" has the meaning ascribed thereto in
Section 2.2(a) hereof.

          "GAAP" means generally accepted accounting principles and practices set forth in the opinions and pronouncements of the Accounting Principles Board of the American Institute of Certified Public Accountants and statements and pronouncements of the Financial Accounting Standards Board or in such other statements by such other entity as may be adopted by a significant segment of the accounting profession that are applicable to the circumstances as of the date of determination.

          "Governmental Authority" means any governmental or quasi-governmental authority including, without limitation, any federal, state, territorial, county, municipal or other governmental or quasi-governmental agency, board, branch, bureau, commission, court, arbitration panel, department, authority, body or other instrumentality or political unit or subdivision or official thereof, whether domestic or foreign.

          "Hazardous Substance" means any substance presently or hereafter listed, defined, designated or classified as hazardous, toxic, radioactive or dangerous, or otherwise regulated, under any Environmental Law, whether by type or by quantity, including any substance containing any such substances as a component. Hazardous Substance includes, without limitation, any toxic waste, pollutant, contaminant, hazardous substance, toxic substance, hazardous waste, special waste, industrial substance or petroleum or any derivative or by-product thereof, radon, radioactive material, asbestos, asbestos containing material, urea formaldehyde foam insulation, lead and polychlorinated biphenyl.

          "Holder" means any Person who now holds or shall hereafter acquire and hold the Securities.

          "Indemnified Party" or "Indemnified Parties" has the meaning ascribed thereto in Section 11.1(a) hereof.

          "Intellectual Property" means patents, patent applications, patented or unpatented inventions, design rights (including, without limitation, trademarks and service marks), copyrights, know-how and trade secrets, and all other intellectual property rights and forms of protection of a similar nature having equivalent or similar effect as any of the foregoing rights, which may subsist anywhere in the world.

          "Law" means any statute, ordinance, code, rule, regulation or order enacted, adopted, promulgated, applied or followed by any Governmental Authority.

          "License" or "Licenses" has the meaning ascribed thereto in Section
5.18 hereof.

          "Lien" means any security agreement, financing statement (whether or not filed) mortgage, lien (statutory or otherwise), charge, pledge, hypothecation, conditional sales agreement, adverse claim, title retention agreement or other security interest, encumbrance, lien, charge, restrictive agreement, mortgage, deed of trust, indenture, pledge, option, limitation, exception to or other title defect in or on any interest or title of any vendor, lessor, lender or other secured party under any conditional sale, lease, consignment, or bailment given for security purposes, trust receipt or other title retention agreement with respect to any Property or asset of such Person, whether direct, indirect, accrued or contingent.

          "Line of Credit" has the meaning ascribed thereto in Section 7.2 hereof.

          "Losses'' has the meaning ascribed thereto in Section 11.1(a) hereof.

          "Market Price" means, with respect to the shares of Common Stock issuable upon the exercise of options granted under the 1995 Plan, (a) if the shares are listed or admitted for trading on any national securities exchange or included in The Nasdaq National Market or Nasdaq SmallCap Market, the last reported sales price as reported on such exchange or market; (b) if the shares are not listed or admitted for trading on any national securities exchange or included in The Nasdaq National Market or Nasdaq SmallCap Market, the average of the last reported bid and asked quotation for the shares as reported on NASDAQ or a similar service if NASDAQ is not reporting such information; (c) if the shares are not listed or admitted for trading on any national securities exchange or included in The Nasdaq National Market or Nasdaq SmallCap Market or quoted by NASDAQ or a similar service, the average of the last reported bid and asked quotation for the shares as quoted by a market maker in the shares (or if there is more than one market maker, the bid and asked quotation shall be obtained from two market makers and shall be the average of the lowest bid and highest asked quotation). In the absence of any available public quotations for the Common Stock, the Board of Directors of the Company shall determine in good faith the fair value of the Common Stock, which determination shall be set forth in a certificate by the Secretary of the Company.

          "Material Adverse Effect" means a material adverse effect on the condition (financial or otherwise), assets, liabilities, business, liquidity, capital resources, results of operations or prospects of the Company, provided, however, that facts which are disclosed in the Company SEC Documents filed prior to the date of this Agreement or which affect the industry generally, or failure to meet financial projections, or delisting of the Common Stock from the Nasdaq SmallCap Market shall not be deemed a material adverse effect within the meaning of this definition.

          "NASDAQ" means The Nasdaq Stock Market, Inc.

           "1995 Plan" has the meaning ascribed thereto in Section 7.2 hereof.

          "Notice" has the meaning ascribed thereto in Section 7.12 hereof.


          "Person" means any individual, entity or group, including, without limitation, any corporation, limited liability company, limited or general partnership, joint venture, association, joint stock company, trust, unincorporated organization, or government or any agency or political subdivision thereof.

          "Preferred Stock" means the preferred stock, par value $.01 per share, of the Company.

          "Property" means any interest in any kind of property or asset, whether real, personal or mixed, or tangible or intangible.

          "Purchaser" has the meaning ascribed thereto in the introduction hereof.

          "Registration Rights Agreement" means the Registration Rights Agreement dated as of the date hereof, by and among the Company and the Purchaser, substantially in the form of Exhibit B hereto, as amended, modified or supplemented from time to time in accordance with the terms thereof, together with any exhibits, schedules or other attachments thereto.

          "Regulation D" means Regulation D under the Securities Act.

          "Regulation S" means Regulation S under the Securities Act.

          "Restricted Security" has the meaning ascribed thereto in Section
10.2 hereof.

          "Returns" means all returns, declarations, reports, estimates, information returns and settlements of any nature regarding Taxes required to be filed by any Person and relating to the Company.

          "Reverse Stock Split" has the meaning ascribed thereto in Section
7.4 hereof.

          "Rule 144" means Rule 144 as promulgated by the Commission under the Securities Act, and any successor rule or regulation thereto.

          "Rule 144A" means Rule 144A as promulgated by the Commission under the Securities Act, and any successor rule or regulation thereto.

          "Second Closing" has the meaning ascribed thereto in Section 3.2 hereof.

          "Second Closing Date" has the meaning ascribed thereto in Section
3.2 hereof.

          "Second Closing Purchase Price" has the meaning ascribed thereto in
Section 2.2(b) hereof.

          "Securities" means all of or any portion of the Common Stock and the Series B Preferred Stock.

          "Securities Act" means the Securities Act of 1933, and the rules and regulations of the Commission promulgated thereunder, as amended.

          "Series A Preferred Stock" has the meaning ascribed thereto in
Section 5.4(a).

          "Series B Preferred Stock" has the meaning ascribed thereto in the introduction hereof.

          "Subsidiary" means with respect to any Person, any corporation, association or other business entity of which securities representing more than 50% of the combined voting power of the total Voting Stock (or in the case of an association or other business entity which is not a corporation, more than 50% of the equity interest) is at the time owned or controlled, directly or indirectly, by that Person or one or more Subsidiaries of that Person or a combination thereof. When used herein without reference to any Person, "Subsidiary" means a Subsidiary of the Company.

          "Taxes" means any federal, state, local, foreign or other taxes, fees and charges of any nature whatsoever imposed by any jurisdiction or governmental or taxing authority thereof or therein (including, without limitation, income (net or gross), gross receipts, profits, alternative or add-on minimum, franchise, license, capital, capital stock, intangible, services, premium, mining, transfer, sales, use, ad valorem, payroll, wage, severance, windfall profits, import, excise, custom, stamp, withholding or estimated taxes), fees, duties, assessments, withholding or governmental charges of any kind whatsoever (including interest, penalties, additions to tax or additional amounts with respect to such items).

          "Transaction Documents" means, collectively, this Agreement, the Certificate of Designations, the Registration Rights Agreement and any and all agreements, exhibits, schedules, certificates, instruments and other documents delivered pursuant hereto and thereto.

          "U.S. Person" has the meaning ascribed thereto in Section 6(a) hereof.

          "Voting Stock" means any class or classes of capital stock pursuant to which the holders thereof have the general voting power under ordinary circumstances to vote for the election of directors, managers or trustees of any Persons (irrespective of whether or not at the time, capital stock of any class or classes will have, or might have, voting power by the reason of the happening of any contingency).

     2.     Issuance, Purchase and Sale of Securities.

          2.1 Authorization of the Securities. The Company has authorized the issuance and sale of the Securities in the aggregate amount of up to two million seven hundred fifty thousand U.S. dollars ($2,750,000) to be acquired by the Purchaser in accordance with the terms of this Agreement. The Series B Preferred Stock shall have the voting powers, dividend rights, liquidation rights, designations, preferences and relative, participating, optional or other special rights, and the qualifications, limitations and restrictions thereof, set forth in the Certificate of Designations, which shall be filed with the Secretary of State of the State of Delaware prior to the Second Closing Date (as defined below).

          2.2 Sale and Purchase of the Securities. Subject to the terms and conditions of this Agreement:

               (a) On the First Closing Date (as defined below), the Company will issue, sell and deliver to the Purchaser and the Purchaser will purchase from the Company, two million (2,000,000) shares of Common Stock. At the First Closing (as defined below), subject to the terms and conditions of this Agreement, the Purchaser shall be obligated to purchase such shares and shall pay a purchase price in the amount of thirty seven and one half cents ($0.375) per share or an aggregate of seven hundred fifty thousand U.S. dollars ($750,000) (the "First Closing Purchase Price") to the Company by certified check or wire transfer of immediately available funds.

               (b) On the Second Closing Date (as defined below), subject to the conditions set forth in this Agreement, the Company will issue, sell and deliver to the Purchaser and the Purchaser will purchase from the Company, not less than six hundred fifty thousand (650,000) and not more than one million (1,000,000) shares of Series B Preferred Stock, each such share convertible into five shares of Common Stock. The number of shares of Series B Preferred Stock which the Purchaser shall purchase on the Second Closing Date between six hundred fifty thousand (650,000) and one million (1,000,000)
shall be determined by the Purchaser.   At the Second Closing (as defined
below), a purchase price (the "Second Closing Purchase Price") in the amount of two U.S. dollars ($2.00) per share or an aggregate of not less than one million three hundred thousand U.S. dollars ($1,300,000) and not more than two million U.S. dollars ($2,000,000) shall be payable by the Purchaser to the Company in cash by wire transfer of immediately available funds.

     3.     Closing of Sale of Securities.

          3.1     First Closing.   The closing of the purchase and sale of the
Common Stock pursuant to Section 2.2(a) hereof (the "First Closing") shall take place at the offices of Swidler Berlin Shereff Friedman LLP, 919 Third Avenue, New York, New York 10022 on February 5, 1999 or at such other place and date as the parties may agree (such date on which the First Closing shall have actually occurred, the "First Closing Date"). At the First Closing, the Company will deliver or cause to be delivered to the Purchaser two million (2,000,000) shares of Common Stock against payment of the First Closing Purchase Price.

          3.2     Second Closing.   The closing of the purchase and sale of
the Series B Preferred Stock pursuant to Section 2.2(b) hereof (the "Second Closing") shall take place at the offices of Swidler Berlin Shereff Friedman LLP, 919 Third Avenue, New York, New York 10022 following the satisfaction of the conditions set forth in this Agreement or at such other place and date as the parties may agree, but not earlier than March 31, 1999 (such date on which the Second Closing shall have actually occurred, the "Second Closing Date"). At the Second Closing, the Company will deliver or cause to be delivered to the Purchaser, not less than six hundred fifty thousand (650,000) and not more than one million (1,000,000) shares of Series B Preferred Stock against payment of the Second Closing Purchase Price.

     4.     Deliveries at First and Second Closings.

          4.1 Deliveries by the Company to the Purchaser on the First Closing Date. At the First Closing, the Company will deliver or cause to be delivered to the Purchaser, against payment of the First Closing Purchase Price as provided herein:

               (a)     Common Stock.  The Common Stock, as provided in Section
3.1 hereof;

               (b) Opinion of Counsel. An opinion of Swidler Berlin Shereff Friedman, LLP, counsel for the Company, substantially in the form set forth in Exhibit C, addressed to the Purchaser, dated the First Closing Date; and

               (c) Registration Rights Agreement. The Registration Rights Agreement, duly executed by the Company.

          4.2 Deliveries by the Purchaser to the Company on the First Closing Date. At the First Closing, the Purchaser will deliver or cause to be delivered to the Company the following:

               (a) Purchase Price. Purchaser's payment of the First Closing Purchase Price; and

               (b) Registration Rights Agreement. The Registration Rights Agreement, duly executed by the Purchaser.

          4.3 Deliveries by the Company to the Purchaser on the Second Closing Date. At the Second Closing, the Company will deliver or cause to be delivered to the Purchaser, against payment of the Second Closing Purchase Price as provided herein:

               (a) Series B Preferred Stock. The Series B Preferred Stock as provided in Section 3.2 hereof; and

               (b) Opinion of Counsel. An opinion of Swidler Berlin Shereff Friedman, LLP, counsel for the Company, substantially in the form set forth in Exhibit C, addressed to the Purchaser, dated the Second Closing Date.

          4.4 Deliveries by the Purchaser to the Company on the Second Closing Date. At the Second Closing, the Purchaser will deliver or cause to be delivered to the Company the Second Closing Purchase Price.

     5. Representations and Warranties, Etc. In order to induce the Purchaser to purchase the Securities, the Company represents and warrants to the Purchaser that, except as set forth on the disclosure schedule hereto:

          5.1 Organization and Qualification; Authority. The Company is a corporation duly incorporated, validly existing and in good standing under the laws of the State of Delaware. The Company has no Subsidiaries. The Company has full corporate power and authority and all necessary government approvals to own and lease its properties and carry on its business as presently conducted or as intended to be conducted, is duly qualified, registered or licensed as a foreign corporation to do business and is in good standing in each jurisdiction in which the ownership or leasing of its properties or the character of its present operations makes such qualification, registration or licensing necessary, except where the failure to so qualify or be in good standing would not have a Material Adverse Effect. The Company has heretofore delivered to the Purchaser's counsel complete and correct copies of (i) the certificate of incorporation and (ii) the by-laws of the Company, each as amended to date and as presently in effect (collectively, the ''Charter Documents").

          5.2 Corporate Authorization. The execution, delivery and performance by the Company of this Agreement and the other Transaction Documents are within the Company's corporate power and authority. The execution and delivery of this Agreement and the other Transaction Documents by the Company and the performance by the Company of its obligations hereunder and thereunder, have been duly authorized by all requisite corporate action and no other corporate proceedings on the part of the Company other than those listed on Schedule 5.2 are necessary to authorize this Agreement and the other Transaction Documents. This Agreement and the other Transaction Documents have been duly executed and delivered by duly authorized officers of the Company and, assuming the due authorization, execution and delivery thereof by all parties thereto other than the Company, constitute legal, valid and binding obligations of the Company, enforceable against it in accordance with its terms, except as may be limited by bankruptcy, reorganization, moratorium, fraudulent conveyance and insolvency laws and by other laws affecting the rights of creditors generally and except as may be limited by the availability of equitable remedies.

          5.3 No Conflict; Requisite Consents. The execution, delivery and performance by the Company of this Agreement and the other Transaction Documents do not and will not (i) contravene or conflict with the Charter Documents, (ii) constitute a default under or give rise to a right of termination, cancellation or acceleration of any right or obligation of the Company under any provision of any written agreement or other instrument binding upon the Company or require the consent of any third party under any Law applicable to the Company or any License held by the Company, (iii) conflict with or result in a violation or breach of any term or provision of any Law applicable to the Company, or (iv) result in the creation or imposition of any Lien on any asset of the Company, except, with respect to each of the occurrences or results referred to in clauses (ii) and (iv) of this sentence, the third party consents set forth in Schedule 5.3 and such items which would not have a Material Adverse Effect.

          5.4     Capitalization.

               (a) As of February 5, 1999, the authorized Capital Stock of the Company consists of 20,000,000 shares of Common Stock and 5,000,000 shares of Preferred Stock, of which 10,150,832 shares of Common Stock and no shares of Preferred Stock are currently issued and outstanding. Prior to December 30, 1997, the Company also had issued and outstanding 2,000,000 shares of Series A 8% Convertible Preferred Stock (the "Series A Preferred Stock"), all of which have been converted into shares of Common Stock, and there are no shares of Series A Preferred Stock issued and outstanding.

               (b) All issued and outstanding shares of the Company's Capital Stock are validly issued, fully paid and nonassessable. Except as set forth on Schedule 5.4, there are no (i) outstanding subscriptions, options, warrants or rights (including conversion rights and preemptive rights), agreements, calls, convertible securities, arrangements or commitments of any character to which the Company is a party relating to any unissued Capital Stock or other securities of the Company or otherwise obligating the Company to grant, issue or sell any such options, warrants or rights or (ii) shares of Common Stock reserved for issuance upon the exercise of any warrants, options granted or to be granted under any stock option plan or any options previously granted outside of any stock option plan.

          5.5 Litigation; Defaults. There is no action, suit, proceeding or investigation pending or, to the knowledge of the Company, threatened against or affecting the Company, or any properties of the Company, before or by any Governmental Authority or any other Person, which would (i) have a Material Adverse Effect, or (ii) impair the ability of the Company to perform any material obligation which the Company has under any Transaction Document, except as set forth on Schedule 5.5 or Schedule 5.11. Except as set forth on
Schedule 5.5, the Company is not in violation of, or in default under (and there does not exist any event or condition which, after notice or lapse of time or both, would constitute such a default under), any term of its Charter Documents, or of any term of any agreement, Contract, instrument, judgment, decree, writ, determination, arbitration award, or Law applicable to the Company or to which the Company is bound, or to any Properties of the Company.

          5.6 No Material Adverse Effect. Except as set forth in Schedule 5.6, since September 30, 1998, there has been (i) no event or condition which has had or is reasonably likely to result in a Material Adverse Effect, and
(ii) no acquisition or disposition of any material assets by the Company (or any Contract or arrangement therefor), or any other material transaction, otherwise than for fair value in the ordinary course of business, except in any such case as set forth in the Company SEC Documents.

          5.7     Employee Programs.

               (a) Schedule 5.7 lists each material benefit arrangement, including (i) any employment or consulting agreement, (ii) any arrangement providing for insurance coverage or workers' compensation benefits, (iii) any incentive bonus or deferred bonus arrangement, (iv) any arrangement providing termination allowance, severance or similar benefits, (v) any equity compensation plan, (vi) any deferred compensation plan and (vii) any compensation policy and practice. The Company does not provide, and does not have an obligation to provide, or make contributions to provide any compensation or benefits to its current or former employees or directors of the Company, other than any plans, programs or other arrangements which only provide for the payment of cash compensation currently from the general assets of the Company on a payday by payday basis as base salary or hourly wages for current services and other than policies for vacation, sick days and holidays, medical, disability and life insurance and except as set forth on Schedule 5.7 (individually, a "Benefit Plan," and collectively, the "Benefit Plans").

               (b)     Except as disclosed on Schedule 5.7:

          (i) No ERISA Affiliate (other than the Company) provides, or has an obligation to provide, contributions, compensation or benefits of or under any plan, program or arrangement which is subject to Title IV of ERISA ("ERISA Affiliate Title IV Plan").

          (ii) The Company has furnished or made available to the Purchaser a true, complete and current copy of each written Benefit Plan and any amendments thereto, and a summary of each other Benefit Plan.

          (iii) No assets have been set aside in a trust or other separate account to pay directly or indirectly any benefits under any Benefit Plan or to the extent assets have been set aside, all assets are shown on the books and records of such trust or separate account at their fair market value as of the date of any report last provided with respect to such trust.

          (iv) Each Benefit Plan and each ERISA Affiliate Title IV Plan has been established, maintained and administered in compliance in all material respects with all applicable Laws.

          (v) The Company has not incurred any material liability for any tax or penalty with respect to any Benefit Plan, ERISA Affiliate Title IV Plan or any group health plan (as described in Section 5000 of the Code) of an ERISA Affiliate including, without limitation, any tax or penalty under ERISA or under the Code.
          (vi) The Company has not terminated or withdrawn from, or sought a funding waiver with respect to, any Benefit Plan which is subject to Title IV of ERISA.

          (vii) To the knowledge of the Company, there is no proposed or actual material audit or investigation by any Governmental Authority with respect to any Benefit Plan or ERISA Affiliate Title IV Plan.

          (viii) The Company has no obligation to make, or reimburse another employer, directly or indirectly, for making, contributions to a multi employer plan as described in Title IV of ERISA.

          5.8 Private Offerings. Neither the Company nor any Person acting on its behalf (other than the Purchaser, as to whom the Company makes no representations) has offered or sold the Securities by means of any general solicitation or general advertising within the meaning of Rule 502(c) under the Securities Act. No securities of the same class or series as the Series B Preferred Stock have been issued and sold by the Company prior to the date hereof. The Securities shall bear substantially the same legend set forth in
Section 10.1 hereof for so long as required by the Securities Act. Assuming the truth of the Purchaser's representations and acknowledgments contained in
Section 6 hereof, the offer and sale of the Securities are and will be exempt from the registration and prospectus delivery requirements of the Securities Act.

          5.9 Company SEC Documents. The Company has filed with the Commission, and has heretofore made available to the Purchaser, true and complete copies of its Annual Report on Form 10-KSB for the year ended December 31, 1997, its quarterly report on Form 10-QSB for the quarter ended September 30, 1998, Amendment No. 2 to its Registration Statement on Form S-3, dated December 23, 1998 and its definitive proxy statement dated July 28, 1998, (collectively, the "Company SEC Documents"). As of their respective dates, the Company SEC Documents did not contain any untrue statement of a material fact or omit to state a material fact required to be stated therein or necessary in order to make the statements therein, in the light of the circumstances under which they were made, not misleading.

          5.10 Financial Statements; No Undisclosed Liabilities. The financial statements of the Company included or incorporated by reference in the Company SEC Documents (the "Company Financial Statements") have been prepared in accordance with GAAP applied on a consistent basis (except as may be indicated therein or in the notes thereto) and fairly present in all material respects the financial position of the Company as at the dates thereof and the results of operations and cash flows for the periods then ended (subject, in the case of any unaudited interim financial statements, to normal year-end adjustments and any other adjustments described therein). Since September 30, 1998, the Company has not incurred any liabilities or obligations of any nature, whether or not accrued, absolute, contingent or otherwise, that would have a Material Adverse Effect, other than liabilities
(i) disclosed on Schedule 5.10, or in the Company SEC Documents, (ii) adequately provided for in the Company Financial Statements or disclosed in any related notes thereto, (iii) not required under GAAP to be reflected in the Company Financial Statements, or disclosed in any related notes thereto or
(iv) incurred in connection with this Agreement or the other Transaction Documents.

          5.11     Environmental Regulation, Etc.  Except as set forth on
Schedule 5.11, (i) the business as presently or formerly engaged in by the Company is and has been conducted in compliance with all applicable Environmental Law, including, without limitation, having all permits, licenses and other approvals and authorizations, during the time the Company engaged in such business, (ii) the Properties presently or formerly owned or operated by the Company (including, without limitation, soil, groundwater or surface water on, under or adjacent to the properties, and buildings thereon) (the "Company Properties") do not contain any Hazardous Substance other than as permitted under applicable Environmental Law (provided, however, that with respect to Company Properties formerly opened or operated by the Company, such representation is limited to the period the Company owned or operated such Company Properties), (iii) the Company has not received any notices, demand letters or request for information from any federal, state, local or foreign governmental entity or any third party indicating that the Company may be in violation or, liable under, any Environmental Law in connection with the ownership of operation of the Company's business, (iv) there are no civil, investigations or proceedings pending or to the knowledge of the Company threatened against the Company with respect to the Company or the Company Properties relating to any violation, or alleged violation, of any Environmental Law, (v) no reports have been filed, or are required to be filed, by the Company concerning the release of any Hazardous Substance or the threatened or actual violation of any Environmental Law on or at the Company Properties, (vi) no Hazardous Substance has been disposed of, transferred, released or transported from any of the Company Properties during the time such Company Property was owned or operated by the Company, other than as permitted under applicable Environmental Law, (vii) there have been no environmental investigations, studies, audits, tests, reviews or other analyses conducted by or which are in the possession of the Company relating to the Company or the Company Properties which have not been delivered to the Purchaser prior to the date hereof, (viii) to the knowledge of the Company there are no underground storage tanks, on, in or under any of the Company Properties and no underground storage tanks have been closed or removed from any Company Properties which are or have been in the ownership of the Company (provided, however, that with respect to Company Properties formerly owned or operated by the Company, the representations in this subsection (viii) are limited to the period the Company owned or operated such Company Properties),
(ix) there is no asbestos present in any Company Property presently owned or operated by the Company, (x) to the knowledge of the Company none of the Company Properties has been used at any time by the Company as a sanitary landfill or hazardous waste disposal site and (xi) the Company has not incurred, and none of the Company Properties are presently subject to, any material liabilities (fixed or contingent) relating to any suit, settlement, court order, administrative order, judgment or claim asserted or arising under any Environmental Law.

          5.12 Properties and Assets. The Company has good record and marketable fee title to all real Property and all other Property, whether tangible or intangible, owned by it, except defects in title which would not have a Material Adverse Effect or as otherwise disclosed on Schedule 5.12. The Company has complied with all commitments and obligations on its part to be performed or observed under each of the leases listed on Schedule 5.12, except for such noncompliance as would not have a Material Adverse Effect.

          5.13 Employment Practices. The Company is not a party to, or bound by, any collective bargaining agreement, Contract or other agreement or understanding with a labor union organization except as set forth on Schedule
5.13. Except as set forth on Schedule 5.13, there (i) is no unfair labor practice or material labor arbitration proceeding pending or threatened against the Company, (ii) are no organizational efforts with respect to the formation of a collective bargaining unit presently being made or, to the Company's knowledge, threatened involving employees of the Company, and (iii) is no labor controversy in existence with respect to the Company's business and operations, except as would not in any such case have a Material Adverse Effect.

          5.14 Intellectual Property. The Company owns or, except as to Intellectual Property with respect to which the United States Air Force or Northwestern University has a paid-up, non-exclusive license, otherwise has the exclusive right or license to use the Intellectual Property listed on
Schedule 5.14 attached hereto and all other Intellectual Property used by the Company. Schedule 5.14 attached hereto contains an accurate and complete list of all patents, trademarks, trade names and copyrights included in the Intellectual Property owned or used by the Company, all pending applications therefor and all licenses and other agreements relating thereto or to any other item of Intellectual Property, whether as licensor or licensee or otherwise. Schedule 5.14 contains an accurate and complete list of the Intellectual Property of the Company, excluding know-how and trade secrets. Except as set forth in Schedule 5.14, the complete right, title and interest in and to the inventions described in the patent applications filed by the Company, and the applications themselves, have been properly recorded in the United States Patent and Trademark Office for U.S. applications. Except as set forth on Schedule 5.14, the patent applications identified by the Company in Schedule 5.14 as currently pending are currently pending in the appropriate patent offices and are not abandoned. Except as set forth on Schedule 5.14 attached hereto, the Company owns the Intellectual Property it uses free and clear of all Liens. Except as set forth on Schedule 5.14 attached hereto, and in the Company SEC Documents no claims are currently being asserted by any Person involving the Company's sole right to use any of the Intellectual Property owned or used by the Company or challenging or questioning the validity or effectiveness of any license or similar agreement with respect thereto. To the best of the Company's knowledge, the Company's use of the Intellectual Property owned or used by it does not infringe the rights of any Person.

          5.15 Material Contracts. The Company has previously furnished or made available to the Purchaser all contracts, agreements, commitments, obligations and licenses to which the Company is a party that are material ("Contracts"); provided, however, purchase agreements involving payments in the aggregate of $50,000 per annum or less shall not be deemed to be material unless such purchase agreement is by and between the Company and any Affiliate. All of the Contracts are valid and binding and are in full force and effect; and, except as set forth on Schedule 5.15 hereto, there are no existing defaults (or events which, with notice or lapse of time or both, would constitute a material default) by the Company or its Subsidiaries, or, to the Company's knowledge, any other party thereunder, except as would not have a Material Adverse Effect.

          5.16     Taxes.  (a) Except as set forth in Schedule 5.16:

          (i) all Returns have been or will be timely filed when due in accordance with all applicable Laws:

          (ii) all Taxes shown on the Returns have been timely paid, except those which are being contested (as described on Schedule 5.16) ;

          (iii) the Returns completely, accurately and correctly reflect the facts regarding the income, properties, operations and status of any entity required to be shown thereon;

          (iv) the Company has adequate reserves on its financial statements for Taxes accrued but not yet due, relating to the income, property or operations of the Company;

          (v) there are no agreements or consents currently in effect for the extension or waiver of the time (A) to file any Return or (B) for assessment or collection of any Taxes relating to the Company, and no Person has been requested to enter into any such agreement or consent;

          (vi)     none of the Returns have been examined or closed;

          (vii) all Taxes which the Company is required by Law to withhold or collect have been duly withheld or collected, and have been timely paid over to the appropriate governmental authorities to the extent due and payable;

          (viii) there is no action, suit, proceeding, investigation, audit or claim currently pending, or, to the Company's best knowledge, threatened, regarding any Taxes relating to the Company or any group of which the Company is now or was formerly a member;

          (ix) all Tax deficiencies which have been claimed, proposed or asserted against the Company or any group of which the Company is now or was formerly a member, have been fully paid or finally settled;

          (x) no Person has executed or entered into a closing agreement pursuant to Section 7121 of the Code (or any comparable provision of State, local or foreign Law) that is currently in force and determines the Tax liabilities of the Company;

          (xi) there are no liens for any Tax on the assets of the Company other than liens in the ordinary course of business which arise as a matter of law;

          (xii) there are no tax allocation or other agreements with or relating to any income or other Taxes with any other person to which the Company is now or ever has been a party;

          (xiii) the Company is not a party to any agreement, contract, arrangement or plan that would result, separately or in the aggregate, in the payment of any "excess parachute payments" within the meaning of Code Section 280G (or any comparable provision of state, local or foreign Law);

          (xiv) the Company has not agreed, and is not required, to make any adjustment under Code Section 481(a) (or any comparable provision of state, local, or foreign law) by reason of a change in accounting method or otherwise;

          (xv) no power of attorney is currently in effect, and no Tax ruling has been requested of any governmental authority, with respect to any Tax matter relating to the Company;

          (xvi) no indebtedness of the Company consists of "corporate acquisition indebtedness" within the meaning of Section 279 of the Code;

          (xvii) the Company is not now and has never been included in any "consolidated" or "combined" Return provided for under the Laws of the United States, any foreign jurisdiction or any political subdivision of the foregoing with respect to Taxes for any taxable period for which the statute of limitations has not expired; and

          (xviii)     the Company is not a "United States real property
holding corporation" within the meaning of Section 897(c)(2) of the Code.

          5.17 Licenses; Compliance with Laws. The Company holds all licenses, franchises, permits, consents, registrations, certificates and other approvals (individually, a "License" and collectively, "Licenses'') and owns or licenses all Intellectual Property required for the conduct of its business as now being conducted, and is operating in substantial compliance therewith, except where the failure to hold any such License or to operate in compliance therewith would not have a Material Adverse Effect. The exclusive patent licenses obtained from Northwestern University and the United States Air Force which are identified on Schedule 5.17 are currently in force and have not been terminated or downgraded. Except as set forth on Schedule 5.17, the Company is in substantial compliance with all Laws applicable to it, except in each case where the failure so to comply would not have a Material Adverse Effect taken as a whole.

          5.18 Transactions with Affiliates. There are no material transactions, agreements or understandings, existing or presently contemplated, between or among the Company and any of its officers or directors or stockholders or any of their Affiliates or associates except as set forth on Schedule 5.18. Except as set forth on Schedule 5.18, no officer, director or Affiliate of the Company or any Affiliate of any such officer or director provides or causes to be provided any assets (including Intellectual Property), knowhow, services or facilities used or held for use by the Company in connection with its business and the Company does not provide or cause to be provided any assets (including Intellectual Property), knowhow, services or facilities to any such officer, director or Affiliate. Except as set forth on
Schedule 5.18, each of the transactions listed on such Schedule is engaged in on an arm's-length basis.

          5.19 Confidential Information. The Company has taken and shall take all reasonable steps to protect the confidentiality of the semiconductor laser technology which the Company presently uses or reasonably expects to use in the future conduct of its business.

          5.20 Insurance. The Company maintains all liability (including product liability), property (including Intellectual Property), workers' compensation, fire, casualty, officers' and directors' and other insurance policies to the extent and in the manner customary in the industry for companies in similar businesses similarly situated. Except as set forth on
Schedule 5.20, each insurance policy is valid and binding and in full force and effect and all premiums thereunder have been paid. Except as set forth on
Schedule 5.20, the Company has not received any notice of cancellation or termination in respect of any such policy and is not in default thereunder. Except as set forth on Schedule 5.20, the Company has not received any notice that any insurer under any policy referred to in such notice is denying liability with respect to a claim thereunder or defending under a reservation of rights clause.

          5.21     Substantial Customers and Suppliers. Except as set forth on
Schedule 5.21, no material customer or supplier of the Company has ceased or materially reduced its purchases from or sales or provisions of materials, services or facilities to the Company since September 30, 1998 or has threatened to cease or materially reduce such purchases or sales or provision of materials, services or facilities. Except as set forth on Schedule 5.21, to the knowledge of the Company, no material customer or supplier of the Company is threatened with bankruptcy or insolvency.

          5.22 Registration Rights. Except as set forth on Schedule 5.22, the Company is not under any contractual obligation to register any of its currently outstanding Capital Stock or any of its securities which may hereafter be issued, except as contemplated by the Registration Rights Agreement.

          5.23 Distribution Rights. Except as set forth on Schedule 5.23, the Company has not granted rights to distribute its products outside the United States to any Person and is not bound any agreement with respect to the foregoing.

          5.24 Dividends. On or after September 30, 1998, the Company has not declared or paid any dividends, or authorized or made any distribution upon or with respect to any class or series of its Capital Stock.

          5.25 Year 2000. All computer software used by the Company in the conduct of its business is, or will be prior to December 31, 1999, capable of accurately processing, calculating, manipulating and storing and exchanging with other software so capable, date/time, date from, into and between the twentieth and twenty-first centuries, including, without limitation, the years 1999 and 2000 and any leap year calculations, except where the failure of such software to so perform will not result in a Material Adverse Effect.

          5.26 Disclosure. The Company has provided the Purchaser with all the information reasonably available to the Company without undue expense that the Purchaser has requested for deciding whether to purchase the Securities and all information that the Company believes is reasonably necessary to enable the Purchaser to make such decision. None of the Schedules attached to this Agreement contains any untrue statement of a material fact or omits to state a material fact necessary to make the statements therein, in light of the circumstances under which they were made, not misleading.

     6.     Representations and Warranties of the Purchaser.

               (a) The Purchaser represents to the Company that (i) it is an accredited investor as defined in Regulation D under the Securities Act, and (ii) by reason of its business and financial experience, and the business and financial experience of those persons, if any, retained by it to advise it with respect to its investment in the Securities, such Purchaser together with such advisers have such knowledge, sophistication and experience in business and financial matters as to be capable of evaluating the merits and risk of the prospective investment, and that it is purchasing the Securities for its own account and not with a view to the distribution thereof or with any present intention of distributing or selling any of the Securities except in compliance with the Securities Act. The Purchaser understands and agrees that the Company's offer and sale of the Securities have not been registered under the Securities Act and the Securities may be resold only if registered pursuant to the provisions thereunder or if an exemption from registration is available.

               (b) The Purchaser understands and acknowledges that if it resells all (or any portion) of the Securities in a sale that relies on Regulation S, that it shall comply with applicable offering restrictions required under Regulation S.

               (c) The Purchaser represents to the Company that it has full power and authority and has taken all action necessary to authorize it to enter into and perform its obligations under this Agreement and the other Transaction Documents. This Agreement is the legal, valid and binding obligation of the Purchaser, and is enforceable against the Purchaser in accordance with its terms, except as may be limited by bankruptcy, reorganization, moratorium, fraudulent conveyance and insolvency laws and by other laws affecting the rights of creditors generally and except as may be limited by the availability of equitable remedies.

               (d) The Purchaser believes that it has received all the information it considers necessary or appropriate for deciding whether to purchase the Securities. The Purchaser further represents that it has had an opportunity to ask questions and receive answers from the Company regarding the business, properties, prospects and financial condition of the Company and to obtain additional information (to the extent the company possessed such information or could acquire it without unreasonable effort or expense) necessary to verify the accuracy of any information furnished to the Purchaser or to which the Purchaser had access. The foregoing, however, does not limit or modify the representations and warranties of the Company in Section 5 of this Agreement or the right of the Purchaser to rely thereon.

     7. Covenants of the Company. The Company covenants and agrees that from the date hereof until the Second Closing Date, except with respect to Sections 7.6, 7.7 and 7.8 of this Agreement and, unless otherwise provided for in this Agreement, or unless the Purchaser shall otherwise consent in writing, it will do or cause the following:

          7.1 Ordinary Course. The Company's business shall be conducted only in the ordinary course of business and in a manner consistent with past practice and the business plan(s) approved by the Company's Board of Directors. The Company shall use commercially reasonable efforts, within the limits of its available resources, to preserve substantially intact its business organization, and to maintain or improve its profitability.

          7.2 Issuance of Securities. The Company shall not issue, deliver, sell, redeem, acquire, authorize or propose to issue, deliver, sell, redeem, acquire or authorize, any shares of its Capital Stock of any class or any securities convertible into, or any rights, warrants or options to acquire, any such shares or convertible securities or other ownership interest, provided that the Company shall be permitted to (i) issue Common Stock, and Series B Preferred Stock required to be issued to the Purchaser pursuant to this Agreement, (ii) issue up to 500,000 Warrants exercisable for up to 500,000 shares of Common Stock in connection with the Company's contemplated amendment to its $1,000,000 secured line of credit (the "Line of Credit") maintained by BSB Bank & Trust Company ("BSB") upon the terms and conditions agreed to by the Company and BSB and (iii) issue options already authorized pursuant to the Company's 1995 Stock Option Plan, as amended (the "1995 Plan") and shares of Common Stock upon exercise of any such options, provided, however, that such options shall be issued at an exercise price at least equal to Fair Market Value. The Company shall not amend (i) its Charter Documents to increase the number of authorized shares of Common Stock or Preferred Stock thereunder or (ii) the 1995 Plan to increase the number of authorized shares of Common Stock thereunder without the consent of the Purchaser in either case.

          7.3 Nasdaq Listing. The Company will use its best efforts to continue the listing of the Common Stock on the Nasdaq SmallCap Market and to ensure that the shares of Common Stock to be issued upon conversion of the Series B Preferred Stock are listed or authorized to be quoted on the Nasdaq SmallCap Market or listed on any national securities exchange on which shares of Common Stock are then listed, to the extent that such listing is permitted at such time.

          7.4 Dividends; Changes in Capital Stock. The Company shall not, nor shall it propose to: (i) declare, set aside, make or pay any dividend or other distribution, payable in cash, stock, property or otherwise, with respect to any of its Capital Stock; or (ii) recapitalize or otherwise modify its Capital Stock, except that the Company may effectuate a reverse stock split as contemplated by its plan to reattain compliance with the minimum bid price requirement of the Nasdaq SmallCap Market (the "Reverse Stock Split"). If such Reverse Stock Split is consummated by the Company prior to the Second Closing Date, then, following the record date fixed for such Reverse Stock Split, the number of shares of Series B Preferred Stock to be acquired by the Purchaser and the Second Closing Purchase Price shall remain the same, but the number of shares of Common Stock into which the Series B Preferred Stock may be converted shall be appropriately adjusted by the Company in order to maintain the proportionate conversion ratio set forth in Section 2.2(b) hereof.

          7.5 Financial Information. Immediately following the date of execution of this Agreement, the Company shall commence providing the Purchaser with monthly financial data to the extent that it is otherwise prepared by the Company and that it is reasonably requested by the Purchaser.

          7.6 Return and Other Tax Information. Following the First Closing Date and for so long as Purchaser shall hold securities of the Company, and for a reasonable time thereafter, the Company shall provide the Purchaser with such cooperation and information as the Purchaser may reasonably request with respect to (A) the filing of any Return, amended Return, or claim for a refund of Taxes, (B) determining any potential or asserted Tax liability or a right to a refund of Taxes under any Law, or (C) conducting or defending any audit or other proceeding in respect of Taxes. Any information obtained under this Section 7.6 shall be kept confidential, except as may be otherwise necessary in connection with filing any Return, amended audit or other proceeding in respect of Taxes as may otherwise be required by any Law, rule, regulation or accounting principal or practice.

          7.7 Stamp Taxes. The Company shall be liable for, and shall pay when due, any transfer, gains, documentary, sales, use, registration, stamp, value added or other similar Taxes payable by reason of the transactions contemplated by this Agreement or attributable to the initial sale to the Purchaser of the Common Stock or the Series B Preferred Stock, and the Company shall, at its own expense, file all necessary Returns and other documentation with respect to all such Taxes.

          7.8 FIRPTA. On or prior to the First Closing Date, the Company shall provide the Purchaser with a copy of a statement, issued by the Company pursuant to U.S. Treasury Regulation Section 1.8972(h), certifying that neither the Common Stock nor the Series B Preferred Stock is a United States real property interest.

          7.9 Regulatory Approval. The Company shall cooperate with the Purchaser by providing information upon request of the Purchaser to the extent the Purchaser receives any inquiry from any Governmental Authority in connection with the transactions contemplated by this Agreement.

          7.10 Warrants and Options. The Company will not take any action to accelerate the exercisability or vesting of any outstanding warrants or options to purchase Common Stock or modify any other terms of such warrants or options, including the terms of the 1995 Plan, as a result of the transactions contemplated hereby.

          7.11 Public Announcements. Upon the execution of this Agreement, the Company and the Purchaser will consult with each other with respect to the issuance of a joint press release to be released by the Company with respect to this Agreement and the transactions contemplated hereby. Prior to each of the First Closing and the Second Closing, except as otherwise agreed to by the parties, the parties shall not issue any report, statement or press release or otherwise make any public statements with respect to this Agreement, except as in the reasonable judgment of the party may be required by law or in connection with the obligations of a publicly-held company. Upon each of the First Closing and the Second Closing, the Company and the Purchaser will consult with each other with respect to the issuance of a joint press release with respect to the consummation of the transactions contemplated by this Agreement.

          7.12 Co-investment Rights. During the time period in which the Purchaser holds at least fifty percent (50%) of the Securities issued pursuant to this Agreement (including the Common Stock issuable upon conversion of the Preferred Stock), the Purchaser shall have co-investment rights with respect to any issuances of equity securities of the Company (or securities or rights convertible into or exercisable for equity securities of the Company), pursuant to which the Purchaser shall have the right, at its option, to maintain up to its percentage ownership of outstanding equity of the Company (on a fully diluted basis, with respect to ownership and with respect to voting rights) by participating in such issuance of securities on terms no less favorable in any respect than the terms on which any other purchaser of such securities participates in such issuance. The maintenance of such percentage ownership of the Purchaser shall be only to the extent practicable, and the Purchaser shall take into account the difficulty of achieving a precise percentage for the Purchaser while also satisfying a prospective purchaser's objectives; provided, however, that any shortfall in such maintenance of the Purchaser's percentage ownership shall be de minimus.

          The Company shall notify the Purchaser, in writing (the "Notice"), of its intention to sell such securities, setting forth the terms under which it proposes to make such sale, the persons to whom such sale is proposed to be made, and the number of securities it proposes to sell, and advising the Purchaser of the amount of such securities which the Purchaser is entitled to purchase in accordance with this Section 7.12. The Purchaser shall have the right, but not the obligation, to notify the Company within thirty (30) days after the Company gives such notice that the Purchaser desires to purchase some or all of the securities which it is entitled to purchase hereunder. Failure to give such notice within such thirty (30) day period shall constitute a waiver of Purchaser's right to purchase such securities under
this Section 7.12.   If the Purchaser shall give the Company timely notice
that it desires to purchase such securities, it shall purchase such securities within two (2) Business Days of its notice to the Company regarding such purchase, on the same terms, and at the same price that the Company sells the remainder of such securities, all such sales to be made pursuant to the terms set forth in the Notice. The provisions of this Section 7.12 shall not apply to the issuance of (i) up to 500,000 Warrants exercisable for up to 500,000 shares of Common Stock in connection with the Company's contemplated amendment to its Line of Credit maintained by BSB upon the terms and conditions agreed to by the Company and BSB, (ii) employee stock options and (iii) the shares of Common Stock issuable upon exercise of any such options.

     8.     Rights and Obligations of the Purchaser.

          8.1 Reservation of Securities. The Company shall reserve and set apart and have at all times, free from preemptive rights, the number of authorized but unissued shares of Series B Preferred Stock or Common Stock, to conform to the Company's obligations set forth in Section 7.

          8.2 No Right to Convert Preferred Stock into Common Stock. The convertible feature of the Series B Preferred Stock into Common Stock shall not be exercisable by the Purchaser or any Affiliate of the Purchaser, but shall be exercisable by a transferee of the Purchaser so long as such transferee is not an Affiliate of the Purchaser.

          8.3 Anti-Dilution Provisions - Adjustment of Number of Shares of Capital Stock. The number of shares of Common Stock into which the Series B Preferred Stock shall be converted shall be subject to adjustment as provided in the Certificate of Designations.

          8.4 Regulatory Approval. The Purchaser shall cooperate with the Company by providing information upon request of the Company to the extent the Company receives any inquiry from any Governmental Authority in connection with the transactions contemplated by this Agreement.

          8.5     Notice to the Holder.

          In case at any time:

          (i) the Company shall pay any dividend upon its outstanding Common Stock or Preferred Stock payable in shares of Common Stock or Preferred Stock or make any distribution (other than cash dividends out of earned surplus) to the holders of its shares of Common Stock or Preferred Stock; or

          (ii) the Company shall offer for subscription pro rata to the holders of its Common Stock or Preferred Stock any additional shares of Common Stock or Preferred Stock or other rights to acquire such Common Stock or Preferred Stock; or

          (iii) there shall be effected any recapitalization of the Company or reclassification of the shares of Common Stock or Preferred Stock of the Company, or any merger or consolidation of the Company into or with any other corporation or business entity and as a result of which the Company is not the surviving corporation, or the sale or transfer of all or substantially all of the assets of the Company to any other corporation or business entity; or


          (iv) there shall be a voluntary or involuntary dissolution, liquidation or winding up of the Company;

then, in any one or more of said cases, the Company shall give written notice to the Purchaser of the date which is the record date for such dividend, distribution or subscription rights, or on which such recapitalization, reclassification, merger, consolidation, sale, transfer, dissolution, liquidation or winding up shall take place, as the case may be. Such notice shall also specify the date as of which the holders of record of the Company's Common Stock or Preferred Stock shall participate in such dividend, distribution or subscription rights, or shall be entitled to exchange its Common Stock or Preferred Stock for securities or other property deliverable upon such recapitalization, reclassification, merger, consolidation, sale, transfer, dissolution, liquidation or winding up, as the case may be. Such written notice shall be given at least thirty (30) days prior to the action in question and not less than ten (10) days prior to the record date.

     9.     Conditions to Closing.

          9.1 Conditions to the Company's Obligations to Consummate the First Closing.

          The obligations of the Company to effect the sale and issuance of the Common Stock shall be subject to the satisfaction of the conditions set forth below, at or before the First Closing Date (which conditions may be waived by the Company in writing).

               (a) The representations and warranties of the Purchaser set forth in Section 6 of this Agreement shall be true and correct as of the date hereof and as of the First Closing Date.

               (b) The Purchaser shall have performed, satisfied and complied in all material respects with all covenants, agreements and conditions required by this Agreement.

               (c) The Purchaser shall have delivered to the Company at the First Closing the items set forth in Section 4.2.

          9.2 Conditions to the Purchaser's Obligations to Consummate the First Closing.
          The obligations of the Purchaser to effect the purchase of the Common Stock shall be subject to the satisfaction of the conditions set forth below, at or before the First Closing Date (which conditions may be waived by the Purchaser in writing).

               (a) The representations and warranties of the Company set forth in Section 5 of this Agreement shall be true and correct as of the date hereof and as of the First Closing Date (except to the extent specified by the Company to be true and correct as of an earlier date) and the Purchaser shall have received a certificate to such effect signed by the Chief Executive Officer of the Company dated as of the First Closing Date.

               (b) The Company shall have performed, satisfied and complied in all material respects with all covenants, agreements and conditions required by this Agreement, and the Purchaser shall have received a certificate to such effect signed by the Chief Executive Officer of the Company dated as of the First Closing Date.

               (c) BSB shall (i) release to the Company simultaneously with the purchase of the Common Stock by the Purchaser pursuant to Section 2.2(a) of this Agreement, $450,000 available under its Line of Credit, and
(ii) extend the maturity date of the Line of Credit until May 31, 1999, and the Company shall have received a letter from BSB indicating its intent upon completion of the purchase by the Purchaser of the Series B Preferred Stock pursuant to Section 2.2(b) hereto, to further extend the maturity date of the Line of Credit until May 31, 2000 (subject to the absence of any material adverse change as determined by BSB).

               (d) The Company shall deliver to the Purchaser at the First Closing the items set forth in Section 4.1.

               (e) The Company shall have delivered to the Purchaser a Certificate dated as of a recent date prior to the First Closing Date issued by the Secretary of State of the State of Delaware to the effect that the Company is legally and validly existing and in good standing.

               (f) The Company shall have delivered to the Purchaser a certificate executed by the Secretary of the Company dated as of the First Closi ng Date, certifying as to (a) the directors resolutions authorizing the transactions contemplated by this Agreement, (b) the Charter Documents of the Company, (c) the incumbency and specimen signatures of the Chief Executive Officer, President and Secretary of the Company, and (d) such other matters as the Purchaser may reasonably request.

          9.3 Conditions to the Company's Obligations to Consummate the Second Closing.

          The obligations of the Company to effect the sale and issuance of the Series B Preferred Stock shall be subject to the satisfaction of the conditions set forth below, at or before the Second Closing Date (which conditions may be waived by the Company in writing).
               (a) The representations and warranties of the Purchaser set forth in Section 6 of this Agreement shall be true and correct except as would not have a material adverse effect on either party's ability to consummate the transactions contemplated by this Agreement.
 .
               (b) The Purchaser shall have performed, satisfied and complied in all material respects, with all covenants, agreements and conditions required by this Agreement.

               (c) The Purchaser shall have procured all regulatory approvals and consents required by Law to be procured by it for the transactions contemplated by this Agreement.

               (d) The Purchaser shall have delivered to the Company at the Second Closing the items set forth in Section 4.4.

          9.4 Conditions to the Purchaser's Obligations to Consummate the Second Closing.

          The obligations of the Purchaser to effect the purchase of the Series B Preferred Stock shall be subject to the satisfaction of the conditions set forth below, at or before the Second Closing Date (which conditions may be waived by the Purchaser in writing).

               (a) The representations and warranties of the Company set forth in Section 5 of this Agreement shall be true and correct in all material respects as of the date hereof and as of the Second Closing Date, except to the extent specified by the Company to be true and correct as of an earlier date or except to the extent disclosed by the Company to the Purchaser on or prior to the Second Closing Date, and the Purchaser shall have received a certificate to such effect signed by the Chief Executive Officer of the Company dated as of the date of the Second Closing Date.

               (b) As of the Second Closing Date, there shall not have occurred any event or condition which has had a Material Adverse Effect, and the Purchaser shall have received a certificate to such effect signed by the Chief Executive Officer of the Company dated as of the date of the Second Closing Date.

               (c) The Company shall have performed, satisfied and complied in all material respects with all covenants, agreements and conditions required by this Agreement, and the Purchaser shall have received a certificate to such effect signed by the Chief Executive Officer of the Company dated as of the Second Closing Date.

               (d) The Company shall have procured all regulatory approvals and consents required by Law to be procured by it for the transactions contemplated by this Agreement.

               (e) If required under Nasdaq rules, the Company shall have obtained shareholder approval of the purchase.



of Credit until May 31, 2000.

               (g) The Company shall have delivered to the Purchaser at the Second Closing the items set forth in Section 4.3.

               (h) The Company shall have delivered to the Purchaser a bring-down Certificate dated as of a recent date prior to the Second Closing Date issued by the Secretary of State of the State of Delaware to the effect that the Company is legally and validly existing and in good standing.

               (i) The Company shall have delivered to the Purchaser a bring-down certificate executed by the Secretary of the Company dated as of the Second Closing Date, certifying as to (a) the directors resolutions authorizing the transactions contemplated by this Agreement, (b) the Charter Documents of the Company, (c) the incumbency and specimen signatures of the Chief Executive Officer, President and Secretary of the Company, and (d) such other matters as the Purchaser may reasonably request..

               (j) The Company shall have filed or caused to be filed the Certificate of Designations relating to the Series B Preferred Stock with the Secretary of State for the State of Delaware on or prior to the Second Closing Date.

     10.     Restrictions on Transfer.

          10.1     Restrictive Legends.  Except as otherwise permitted by this
Section 10, each share certificate constituting the Common Stock and the Series B Preferred Stock issued and sold pursuant to this Agreement and any share certificate issued upon exchange of the Series B Preferred Stock for Common Stock shall be stamped or otherwise imprinted with a legend in substantially the following form:

THE SECURITIES REPRESENTED BY THIS CERTIFICATE HAVE NOT BEEN REGISTERED UNDER THE SECURITIES ACT OF 1933, AS AMENDED, OR PURSUANT TO THE SECURITIES OR "BLUE SKY" LAWS OF ANY STATE. SUCH SECURITIES MAY NOT BE OFFERED, SOLD, TRANSFERRED, PLEDGED, HYPOTHECATED OR OTHERWISE ASSIGNED, EXCEPT PURSUANT TO
(i) A REGISTRATION STATEMENT WITH RESPECT TO SUCH SECURITIES WHICH IS EFFECTIVE UNDER SUCH ACT, (ii) RULE 144 OR RULE 144A UNDER SUCH ACT, (iii) REGULATION S, OR (iv) ANY OTHER EXEMPTION FROM REGISTRATION UNDER SUCH ACT, PROVIDED THAT, IF REQUESTED BY THE COMPANY, AN OPINION OF COUNSEL REASONABLY SATISFACTORY IN FORM AND SUBSTANCE IS FURNISHED TO THE COMPANY THAT AN EXEMPTION FROM THE REGISTRATION REQUIREMENTS OF SUCH ACT IS AVAILABLE.

          10.2          Notice of the Proposed Transfer; Opinion of Counsel.
The Purchaser of each share certificate bearing the restrictive legend set forth in Section 10.1 above ("Restricted Security") agrees that prior to any transfer or attempted transfer of such Restricted Security to give to the Company (a) written notice describing the manner or circumstances of such transfer or proposed transfer, and (b) an opinion of counsel, which is knowledgeable in securities law matters, in form and substance reasonably satisfactory to the Company, to the effect that the proposed transfer of such Restricted Security may be effected without registration of such Restricted Security under the Securities Act. If the holder of the Restricted Security delivers to the Company an opinion of counsel in form and substance reasonably satisfactory to the Company that subsequent transfers of such Restricted Security will not require registration under the Securities Act, the Company will after such contemplated transfer deliver new Securities for such Restricted Security which do not bear the Securities Act legend set forth in
Section 10.1 above. Except to the extent required by the Company's transfer agent, the requirements for an opinion of counsel imposed by this Section 10.2 upon the transferability of any particular Restricted Security shall not apply
(i) when such Restricted Security is sold pursuant to an effective registration statement under the Securities Act, (ii) when such Restricted Security is transferred pursuant to Rule 144 or Rule 144A promulgated under the Securities Act or (iii) when such Restricted Security is transferred pursuant to Regulation S promulgated under the Securities Act. The restrictions imposed by this Section 10 shall cease and terminate upon the date which is two (2) years after the later of (A) the original issue date of the Restricted Security and (B) the last date on which the Company or any Affiliate of the Company was the owner of the Restricted Security (or any predecessor Restricted Security). As used in this Section 10.2, the term "transfer'' encompasses any sale, transfer or other disposition of any Securities referred to herein.

     11.     Miscellaneous.

          11.1     Indemnification; Expenses, Etc.

               (a) The Company agrees to indemnify and hold harmless the Purchaser, its Affiliates and each of its and their respective directors, officers, partners, principals, shareholders and attorneys (individually, an "Indemnified Party" and, collectively, the "Indemnified Parties") from and against any and all losses, claims, damages, liabilities, costs (including reasonable attorneys' fees and including any costs of investigation) and expenses (collectively, "Losses") to which any Indemnified Party may become subject, insofar as such Losses arise out of or result from (i) any breach of any representation or warranty made by the Company, or the failure of the Company to fulfill in any material respect any agreement or covenant contained in this Agreement or any other Transaction Document, or (ii) any proceeding against the Company or any Indemnified Party brought by any third party arising out of or in connection with this Agreement or the other Transaction Documents; provided, however, that the Company shall not have any obligation under this indemnity provision to indemnify any Indemnified Party with respect to Losses (x) resulting from a breach of any representation, warranty or covenant of the Purchaser hereunder or (y) until, in the case of Losses referred to in clause (i) of this paragraph, the aggregate combined total of all such Losses incurred by any Indemnified Party exceeds (10%) of the aggregate amount of the Financing consummated hereunder, whereupon the Indemnifi ed Party shall be entitled to indemnity with respect to the amount of Losses in excess of such amount, and the Company shall reimburse the Indemnified
Party for all such Losses as they are incurred or suffered by such Indemnified Party; provided further, that clause (y) shall not apply to any third party claim made directly against the Purchaser.

               (b) If any Indemnified Party is entitled to indemnification hereunder, such Indemnified Party shall give notice to the Company of any claim or of the commencement of any proceeding against the Company or any Indemnified Party brought by any third party with respect to which such Indemnified Party seeks indemnification pursuant hereto; provided, however, that the delay to so notify the Company shall not relieve the Company from any obligation or liability except to the extent the Company is materially prejudiced by such delay. The Company shall have the right, exercisable by giving written notice to an Indemnified Party within thirty (30) days after the receipt of written notice from such Indemnified Party of such claim or proceeding, to assume, at the expense of the Company, the defense of any such claim or proceeding with counsel reasonably satisfactory to such Indemnified Party. After notice from the Company to the Indemnified Party of its election to assume the defense of such claim or proceeding, the Company shall not be liable to the Indemnified Party for any legal or other expenses subsequently incurred by the Indemnified Party in connection with the defense thereof other shall have the right to employ separate counsel to represent the Indemnified Party which may be subject to liability arising out of any claim in respect of which indemnity may be sought by the Indemnified Party against the Company, but the fees and expenses of such counsel shall be for the account of such Indemnified Party unless (i) the Company and the Indemnified Party shall have mutually agreed to the retention of such counsel or (ii) in the reasonable opinion of counsel to such Indemnified Party, representation of both parties by the same counsel would be inappropriate due to actual or potential conflicts of interest between them, it being understood, however, that the Company shall not, in connection with any one such claim or proceeding or separate but substantially similar or related claims or proceedings in the same jurisdiction arising out of the same general allegations or circumstances, be liable for the fees and expenses of more than one separate firm of attorneys (together with appropriate local counsel) at any time for all Indemnified Parties. The Company shall not consent to entry of any judgment or enter into any settlement that does not include as an unconditional term thereof the giving by claimant or plaintiff to such Indemnified Party or Parties of a release from all liability in respect of such claim, litigation or proceeding.

               (c) If the indemnification provided for in Section 11.1(a) is unavailable or insufficient to hold harmless an Indemnified Party in respect of any loss, claim, damage, liability, cost or expense, then the indemnifying party, in lieu of indemnifying such Indemnified Party thereunder, shall contribute to the amount paid or payable by such Indemnified Party as a result of such loss, claim, damage, liability, cost or expense (i) in such proportion as is appropriate to reflect the relative benefits received by the Company on the one hand and the Purchaser on the other hand from the sale and purchase of the Securities or (ii) if the allocation provided by clause (i) is not permitted by applicable law, in such proportion as is appropriate to reflect not only the relative benefits referred to in clause (i) above, but also the relative fault of the Company on the one hand and the Purchaser on the other hand in connection with the events or facts which gave rise to such loss, claim, damage, liability, cost or expense, as well as any other equitable considerations. The relative fault shall be determined by reference to, among other things, whether the events or facts that gave rise to such loss, claim, damage, liability, cost or expense relate to a breach of representations and warranties or other covenants and obligations under this Agreement and the other Transaction Documents by the Company or the Purchaser and the intent of the parties and their relative knowledge, access to information and opportunity to correct or prevent such events. The amount paid or payable by an Indemnified Party as a result of such loss, claim, damage, liability, cost or expense shall be deemed to include any reasonable and documented legal or other expenses incurred by such Indemnified Party in connection with investigating or defending such claim

          11.2 Survival of Representations, Warranties, Covenants and Indemnification. All representations and warranties contained in this Agreement or in the other Transaction Documents shall survive for a period of one year from the date hereof, except for representations and warranties relating to compliance with Laws, Taxes and Returns, and the covenants contained in Sections 7.6, 7.7 and 7.8 of this Agreement, all of which shall survive until the expiration of any applicable statute of limitations, and the indemnity agreement contained in Section 11.1 of this Agreement; provided, however, that such survival of representations and warranties relating to compliance with Laws, Taxes and Returns and of the covenants contained in Sections 7.6, 7.7 and 7.8 of this Agreement, shall only survive beyond one year to the extent there is any third party claim made directly against the Purchaser.

          11.3 Amendment and Waiver. This Agreement may be amended, modified or supplemented, and waivers or consents to departures from the provisions hereof may be given, provided that the same are in writing and signed by the Purchaser and the Company.

          11.4 Notices, Etc. Except as otherwise provided in this Agreement, notices and other communications under this Agreement shall be in writing and shall be delivered personally, sent by telecopier (with written confirmation of receipt), mailed by registered or certified mail, return receipt requested, or by a nationally recognized overnight courier, postage prepaid, addressed, (a) if to the Purchaser, at Charlottenstrasse 16, D-10117 Berlin, Germany, telecopier no.: 011-49-30-2030-5555, to the attention of Oliver Bormann, with a copy to Linklaters & Paines, 1345 Avenue of the Americas, 19th Floor, New York, New York 10105, telecopier no.: (212) 424-9100, to the attention of Lawrence A. Vranka, Jr., Esq. or (b) if to the Company, at 15 Link Drive, Binghamton, New York 13904, telecopier no.: (607) 722-5045, to the attention of Dr. Geoffrey T. Burnham, with a copy to Swidler Berlin Shereff Friedman LLP, 919 Third Avenue, New York, New York 10022, telecopier no.: (212) 758-9526, to the attention of Richard A. Goldberg, Esq. Any such notices which are mailed shall be deemed delivered five (5) Business Days after mailing.

          11.5 Expenses. Except as otherwise provided in this Agreement, whether or not the transactions contemplated hereby are consummated, each party will pay its own costs and expenses incurred in connection with the negotiation, execution and closing of this Agreement and the other Transaction Documents and the consummation of the transactions contemplated hereby and thereby; provided, however, that the Company shall pay up to a maximum of thirty seven thousand five hundred U.S. dollars ($37,500) of documented legal expenses related to the Purchaser's due diligence, such amount to be deducted from the Second Closing Purchase Price.

          11.6 Entire Agreement. This Agreement and the other Transaction Documents embody the entire agreement and understanding between the Purchaser and the Company and except for the Confidentiality Agreement dated December 4, 1998 supersede all prior agreements and understandings, including, without limitation, the Letter of Intent dated January 11, 1999 relating to the subject matter hereof.

          11.7 Successors and Assigns. Whenever in this Agreement any of the parties hereto are referred to, such reference shall be deemed to include the successors and assigns of such party; and all covenants, promises and agreements by or on behalf of the respective parties which are contained in this Agreement shall bind and inure to the benefit of the successors and assigns of all other parties. The terms and provisions of this Agreement and the other Transaction Documents shall inure to the benefit of and shall be binding upon any assignee or transferee of any Purchaser, and in the event of such transfer or assignment, the rights and privileges herein conferred upon any such Purchaser shall automatically extend to and be vested in, and become an obligation of, such transferee or assignee, all subject to the terms and conditions hereof.

          11.8     Termination.

               (a) This Agreement may be terminated and the transactions contemplated hereby may be abandoned:

          (i) at any time prior to the First Closing or the Second Closing, by the mutual written consent of the Company and the Purchaser;

          (ii) at any time prior to the Second Closing, by the Company or Purchaser upon notice given to the other if the Second Closing shall not have taken place for any reason by May 31, 1999; provided that the failure of the Second Closing to occur on or before such date (or the inability to satisfy such condition) is not the result of the breach of the covenants, agreements, representations or warranties hereunder of the party seeking such termination;

          (iii) at any time prior to the First Closing or the Second Closing, upon the death or permanent physical disability or mental incapacity of Dr. Geoffrey T. Burnham; or

          (iv) at any time prior to the First Closing or the Second Closing, by the Company or the Purchaser upon written notice to the other party if any court or Governmental Authority of competent jurisdiction shall have issued a final permanent order, enjoining or otherwise prohibiting the transactions contemplated by this Agreement and the time for appeal or reconsideration of such order shall have expired.

               (b) In the event of the termination of this Agreement as provided in Section 11.8(a), this Agreement shall forthwith become wholly void and of no further force and effect and there shall be no liability on the part of the Company, the Purchaser or their respective officers and directors (except as set forth in Sections 11.1 and 11.5; provided, however, that nothing contained in this sentence is intended to eliminate the liability of a breaching party to a non-breaching party who terminates this Agreement pursuant to Section 11.8(a)(ii) of this Agreement). The obligations of the parties to this Agreement under Sections 11.1 and 11.5 shall survive any such termination.

          11.9 Descriptive Headings. The headings in this Agreement are for purposes of reference only and shall not limit or otherwise affect the meaning hereof.

          11.10 Governing Law. This Agreement shall be governed by and construed in accordance with the laws of the State of New York, without regard to any choice-of-law principles thereof.

          11.11 Consent to Jurisdiction; Waiver of Immunities. (a) Each of the Purchaser and the Company hereby irrevocably submits to the non-exclusive jurisdiction of any court of the State of New York or United States federal court sitting in the Borough of Manhattan, The City of New York, and any appellate court therefrom in any action or proceeding arising out of or relating to this Agreement, and the Purchaser hereby irrevocably agrees that all claims in respect of such action or proceeding may be heard and determined in such court. The Purchaser hereby irrevocably waives, to the fullest extent permitted by applicable law, the defense of an inconvenient forum to the maintenance of such action or proceeding.

               (b) To the fullest extent permitted under applicable law and to the extent that the Purchaser has or hereafter may acquire any immunity from jurisdiction of any court or from any legal process (whether through service or notice, attachment prior to judgment, attachment in aid of execution, execution or otherwise) with respect to itself or its property, the Purchaser hereby irrevocably waives such immunity in respect of its obligations under this Agreement and, without limiting the generality of the foregoing, agrees that the waivers set forth in this Section 11.9(b) shall have the fullest scope permitted under the Foreign Sovereign Immunities Act of 1976 of the United States of America and are intended to be irrevocable and not subject to withdrawal for purposes of such Act.

          11.12 Counterparts. This Agreement may be executed simultaneously in two or more counterparts, each of which shall be deemed an original but which together shall constitute one and the same instrument.

      IN WITNESS WHEREOF, the parties hereto have executed this Agreement as of the date set forth above.

     SEMICONDUCTOR LASER INTERNATIONAL CORPORATION, a Delaware corporation

         /s/ Geoffrey T. Burnham
     By: __________________________________
             Name: Geoffrey T. Burnham
             Title: President & Chief Executive Officer

     bmp MOBILITY AG VENTURE CAPITAL,
     a German stock corporation

         /s/ Oliver Borrmann
     By:___________________________________
             Name: Oliver Borrmann
             Title: CEO

                                Schedule 5.2

                                Authorization


     1. Stockholder approval for the Second Closing, to the extent required by the Nasdaq SmallCap Market rules.

                              Schedule 5.3

                               Consents

     1. BSB Bank & Trust Company, as per Commitment Letter dated February 3,
1999.
                              Schedule 5.4

                             Capitalization


     1. 1,000,000 shares of Common Stock reserved for issuance under the Company's 1995 Stock Option Plan, as amended (the "Plan"), of which 148,455 shares have been reserved for currently outstanding options (a list of which has been provided to the Purchaser).

     2. 112,604 shares issuable upon exercise of options and warrants issued outside of the Plan to certain executive officers, non-employee directors and consultants.

     3. 2,118,000 shares issuable on exercise of certain registered warrants issued in connection with the Company's initial public offering. These registered warrants are exercisable on or prior to March 19, 2000, at an exercise price of $5.00 per share (a list of which has been provided to the Purchaser).

     4. 750,000 shares of Common Stock issuable upon exercise of warrants issued to Marketing Direct Concepts, Inc. The MDC warrants are exercisable at the exercise prices and for the number of shares indicated: (i) 75,000 shares of Common Stock at $3.4688; (ii) 25,000 shares of Common Stock at $4.3438;
(iii) 25,000 shares of Common Stock at $4.8438; and (iv) 25,000 shares of Common Stock at $5.3438, and (b) a warrant to purchase 600,000 shares of Common Stock at an exercise price of $3.4688. Of these shares, 150,000 can be exercised at any time through October 26, 2000 and 600,000 can be exercised at any time through December 11, 2000 (a list of which has been provided to the Purchaser).

     5. 20,000 warrants to purchase 20,000 shares issued to WCF at an exercise price of $3.75 per share (a list of which has been provided to the Purchaser).

     6. 58,334 warrants to purchase 58,334 shares at an exercise price of $5.00 per share issued to FINOVA Technology Finance, Inc. (a list of which has been provided to the Purchaser).

                               Schedule 5.5

                           Litigation; Defaults

     1. Since April 1998, the Company has been responding to informal requests for information from the Securities and Exchange Commission. In August 1998, the Company learned that in June 1998, the Commission had issued a formal order of investigation to determine whether violations of certain aspects of the federal securities laws had occurred in connection with the Company. Pursuant to this formal order of investigation, the Company and certain of its current and former officers and directors have produced documents pursuant to subpoenas from the Northeast Regional Office of the Commission. The investigation is in its early stages and the Company is not able to speculate as to the specific subject matter of the investigation on the Company. There can be no assurance as to the timeliness of the completion of the investigation or as to the final result thereof, and no assurance can be given that the final result of the investigation will not have a material adverse effect on the Company. The Company is cooperating with the investigation, and has responded and will continue to respond to requests for information in connection with the investigation.

     2. In August 1998, the Company learned that the United States Attorney's Office for the Southern District of New York is investigating whether violations of securities laws have occurred in connection with the Company's public disclosures. The Company is cooperating with the investigation and is responding to a grand jury subpoena issued in connection with the investigation. There can be no assurance as to the timeliness of the completion of the investigation or as to the final result thereof, and no assurance can be given that the final result of the investigation will not have a material adverse effect on the Company or its current management.

     3. The Company is currently engaged in litigation with a former employee, Dr. Keith Evans, who the Company brought an action against for a breach of confidentiality obligations and defamation of character. Dr. Evans has responded with a counter claim alleging defamation of character and is seeking $500,000 in damages. The litigation is presently in the discovery stage. The Company believes the counter claim is without merit and is vigorously defending such action.


     4.     See Schedule 5.14.

     5.     See Schedule 5.21.

                               Schedule 5.6

                          Material Developments


     1. See list of late payments on accounts payable list (a copy of which has been provided to the Purchaser).

     2.     See Schedule 5.21.

                              Schedule 5.7

                             Benefits; ERISA

Benefit Plans

     1. Blue Cross/Blue Shield Medical Insurance, Group Health Plan as per employee handbook and policy that have been provided previously to the Purchaser.

     2. Vacation Holiday and Sick Day Policy, as per employee handbook that has been provided previously to the Purchaser.

     3. Vision Plan, as per employee handbook that has been provided previously to the Purchaser.

     4. Security Mutual Life Employee Life Insurance and Accidental Death & Dismemberment, as per employee handbook and policy that have been provided previously to the Purchaser.

     5. Security Mutual Life Disability Insurance, as per employee handbook and policy that have been provided previously to the Purchaser.

     6. Chubb Indemnity Insurance Co. Worker's Compensation, dated October 14, 1998.

     7. 1995 Stock Option Plan, dated October 1, 1995 and as amended August 17, 1998.

Employment Agreements

     1. Employment Agreement, dated October 1, 1995, between Semiconductor Laser International Corporation and Geoffrey T. Burnham.

     2. Employment Agreement, dated October 1, 1995, between Semiconductor Laser International Corporation and Susan Burnham.

                               Schedule 5.10

                          Undisclosed Liabilities
                         (since September 30, 1998)

     1.     Accounts Payable increase of $344,000.

     2.     Accrued Audit Fees increase of $40,000.

     3. Dr. Geoffrey Burnham and Susan Burnham have deferred automatic salary increases and payment for offices provided for under their respective employment agreements.

                                Schedule 5.11

                                Environmental


     1. Phase I Environmental Site Assessment, dated May 1996, by Hawk Engineering,P.C., previously provided to the Purchaser

                               Schedule 5.12

                                  Property

     1. On December 18, 1996, the Company entered into an agreement (a copy of which has been provided to the Purchaser)(the "Sale and Leaseback Agreement") with the Broome County IDA, in which the Company sold and leased back its manufacturing facilities and equipment. The sale price was $1.00 and the lease payment is $1.00 per year for twenty years. In accordance with the terms of the Sale and Leaseback Agreement, the Company has the unilateral right at any time to purchase from the Broome County IDA all assets sold to them for the price of $1.00. The Sale and Leaseback Agreement also provides that the Company would make payments in lieu of taxes at a rate dependent upon employment levels. All rights of ownership of the facilities and equipment remain with the Company.

     2. FINOVA capital lease (copy of which has been provided to the Purchaser).

     3.      BSB mortgage (copy of which has been provided to the Purchaser).

                                Schedule 5.13

                             Employment Practices

None.

                                Schedule 5.14

                             Intellectual Property

Licenses

     1. License Agreement, dated September 1, 1996, by and between Northwestern University and Semiconductor Laser International Corporation (Patent Numbers 5,384,151 and 5,389,396).

     2. License Agreement, dated November 1, 1996, by and between Northwestern University and Semiconductor Laser International Corporation (Patent Filing Serial Number 08/543,779).

     3. License Agreement, dated June 3, 1994, by and between the Government of the United States of America as represented by the Department of the Air Force and Semiconductor Laser International Corporation, under U.S. Patent Applications S/N 08/113,375 (issued) and
08/113,374.

Patents

     1. List of U.S. patent applications which has been provided to the Purchaser. No Notices of Appeal and Petition for Revival have been filed in the appropriate circumstances. Note that if renewal payment is not made by February 4, 1999, U.S. Patent Application No. 08/681,901 will lapse.

Claims

     1. Reference is made to the e-mail message relating to the Status of License Agreements sent by Dr. Geoffrey T. Burnham to the Purchaser on January 7, 1999.
                               Schedule 5.15

                        Defaults on Material Contracts


     1. See list of late payments on accounts payable list (a copy of which has been provided to the Purchaser).

     2. See Schedule 5.21.

                              Schedule 5.16

                                  Taxes


     1. Local School taxes for the 1998-1999 school year were paid late; penalty fee paid.

     2. With respect to all clauses of Section 5.16 of the Agreement, other than those covered by paragraph (1) of this Schedule 5.16: None.

                              Schedule 5.17

                          Compliance with Laws

None.

                             Schedule 5.18

                        Transactions with Affiliates

     1. Employment Agreement, dated October 1, 1995, between Semiconductor Laser International Corporation and Geoffrey T. Burnham.

     2. Employment Agreement, dated October 1, 1995, between Semiconductor Laser International Corporation and Susan Burnham.

     3. Members of the Board of Directors are entitled to a one time payment of $2,000 upon joining the Board. Subsequently, Board members are entitled to receive 2,500 options per year under the 1995 Plan and $1,000 for every Board meeting attended in person.

                            Schedule 5.20

                              Insurance

     1. Company is late in payment of its insurance premiums, as noted on the Accounts Payable list referred to in Schedule 5.15. Additionally, the Company owes approximately $6,000 in insurance premiums to Blue Cross/Blue Shield for the month of January 1999.

     2. Dr. Geoffrey T. Burnham has submitted a claim with Great Northern Insurance Company for certain property, valued at approximately $20,000 in the aggregate, that was stolen from Dr. Burnham's company car. The insurance company has acknowledged coverage of approximately $15,000 of such property, and has requested that Dr. Burnham seek the remaining $5,000 from his personal insurance coverage. The insurance company has not yet paid such $15,000 portion of the claim. Schedule 5.21

                          Customers and Suppliers


     1. The Company is currently engaged in a dispute with one of its key customers, Rocky Mountain Instruments("RMI"). RMI disputes the amounts owed to the Company regarding certain orders, has made claims regarding defects in certain of the units delivered and is currently late in making payments on such orders. The Company believes that RMI owes approximately $468,571 (including a late charge) to the Company. RMI accounted for approximately 38.9 % of the Company's net sales for fiscal 1998 to date. Of the initial purchase order for 500 units, only 97 have been delivered to date and RMI has indicated that it does not want the remaining units. While the Company believes that RMI is obligated to accept such units and intends to enforce its rights, it has reduced its backlog by approximately $1.5 million. RMI has ceased making purchases from the Company.

     2. Most suppliers have either stopped delivery or conditioned delivery on payment of past due bills or COD.

                             Schedule 5.22

                           Registration Rights


     1. Davis & Gilbert has unlimited piggy-back registration rights on the 110,280 shares issued to Davis & Gilbert in consideration of legal services.

     2. The Company agreed to file a Registration Statement within 45 days of the receipt of a request from the purchasers of common stock in the December 1997 and June 1998 private placements and to use its best efforts to have them be declared effective by the SEC. All shares of common stock issued in the aforementioned private placements have been registered.

     3. Common stock issuable upon conversion of the MDC warrants have unlimited piggy-back registration rights. All of the shares of common stock underlying the MDC warrants have been registered.


                              Schedule 5.23

                           Distribution Rights

     1.     See list that has been provided to the Purchaser.

                                                               EXHIBIT A


                CERTIFICATE OF DESIGNATIONS, PREFERENCES
                  AND RIGHTS OF SERIES B CONVERTIBLE
                           PREFERRED STOCK
                                 OF
              SEMICONDUCTOR LASER INTERNATIONAL CORPORATION

     SEMICONDUCTOR LASER INTERNATIONAL CORPORATION, a corporation organized and existing under the General Corporation Law of the State of Delaware (the "Corporation"), DOES HEREBY CERTIFY THAT:
          Pursuant to authority conferred upon the Board of Directors (the "Board") by the Certificate of Incorporation of the Corporation, as amended to date (the "Certificate of Incorporation") and pursuant to the provisions of §151 of the Delaware General Corporation Law, the Board, at a meeting held on February 2, 1999, adopted the following resolution providing for the voting powers, designations, preferences and rights, and the qualifications, limitations and restrictions of the Series B Convertible Preferred Stock.

          WHEREAS, the Certificate of Incorporation provides for two classes of shares known as common stock, $.01 par value per share (the "Common Stock"), and preferred stock, $.01 par value per share (the "Preferred Stock"); and

          WHEREAS, the Board is authorized by the Certificate of Incorporation to provide for the issuance of the shares of Preferred Stock in one or more series and, by filing a certificate pursuant to the applicable law of the State of Delaware, to establish from time to time the number of shares to be included in any such series and to fix the voting powers, designations, preferences and rights of the shares of any such series and the qualifications, limitations and restrictions thereof.

          NOW, THEREFORE, BE IT RESOLVED, that the Board deems it advisable to, and hereby does, designate a Series B Convertible Preferred Stock and fixes and determines the voting powers, designations, preferences and rights, and the qualifications, limitations and restrictions relating to the Series B Convertible Preferred Stock as follows:

     1. Designation. The shares of such series of Preferred Stock individually and in the aggregate shall be designated "Series B Convertible Preferred Stock" (referred to herein as the "Series B Stock").

     2. Authorized Number. The number of shares constituting the Series B Stock shall be one million (1,000,000). The number of authorized shares of Series B Stock may be reduced by further resolution of the Board of Directors of the Company and by the filing of a certificate pursuant to the provisions of the Section 151(g) of the General Corporation Law of the State of Delaware stating that such reduction has been so authorized (but not below the number of shares of Series B Stock then outstanding) but the number of authorized shares of Series B Stock shall not be increased.

     3. Ranking. The Series B Stock shall rank as to dividends pari passu with the Common Stock of the Corporation. The Series B Stock shall rank as to liquidation, dissolution or winding up, senior and prior to the Common Stock of the Corporation and to all other classes or series of stock issued by the Corporation, except as otherwise approved by the affirmative vote or consent of the holders of shares of Series B Stock pursuant to Section 8(b) hereof. (All equity securities of the Corporation with respect to which the Series B Stock ranks senior and prior with respect to liquidation, dissolution and winding up, including the Common Stock, are collectively referred to herein as "Junior Securities" and all equity securities of the Corporation with which the Series B Stock ranks on a parity, with respect to dividends, are collectively referred to herein as "Parity Securities.")

     4. Dividends. The holders of shares of Series B Stock shall be entitled to share, equally and ratably in any dividends declared by the Board on the Common Stock, whether payable in cash, shares of Common Stock (or fractions thereof) or property. The pro rata entitlement to such dividends of each share of Series B Stock shall be computed on the basis of the conversion rate then in effect (as defined in Section 6 hereof).

     5.     Liquidation.

          (a) Liquidation Preference. Upon any liquidation, dissolution or winding up of the Corporation, whether voluntary or involuntary, the holders of the shares of Series B Stock shall be entitled to receive and to be paid out of the assets of the Corporation available for distribution to its stockholders, before any distribution or payment is made upon any Junior Securities, to be paid an amount equal to (i) $1.00 per share of Series B Stock, representing the liquidation preference per share of the Series B Stock (as adjusted for any combinations, divisions or similar recapitalizations affecting the shares of Series B Stock) (the "Liquidation Payments"). If upon any liquidation, dissolution or winding up of the Corporation, whether voluntary or involuntary, the assets to be distributed among the holders of Series B Stock and the Parity Securities shall be insufficient to permit payment in full to both the holders of Series B Stock of the Liquidation Payments and to the holders of the Parity Securities any applicable liquidation payments, then the entire assets of the Corporation shall be distributed ratably among such holders in proportion to the full respective distributive amounts to which they are entitled.

          (b) Remaining Assets. Upon any liquidation, dissolution or winding up of the Corporation, whether voluntary or involuntary, after the holders of Series B Stock shall have been paid in full the Liquidation Payments, the remaining assets of the Corporation shall be distributed ratably per share to the holders of the Series B Stock and the other Parity Securities. The pro rata entitlement of each share of Series B Stock in any such distribution shall be computed on the basis of the conversion rate then in effect.

          (c) Notice of Liquidation. Written notice of a liquidation, dissolution or winding up of the Corporation, whether voluntary or involuntary, stating a payment date, the amount of the Liquidation Payments and the place where said Liquidation Payments shall be payable, shall be given by mail, postage prepaid, not less than 30 days prior to the payment date stated therein, to each holder of record of Series B Stock at his post office address as shown by the records of the Corporation.

          (d) Fractional Shares. The Liquidation Payments with respect to each outstanding fractional share of Series B Stock shall be equal to a ratably proportionate amount of the Liquidation Payments with respect to each outstanding share of Series B Stock.

          (e) Certain Actions not Liquidation. Neither the sale, lease or exchange (for cash, stock, securities or other consideration) of all or substantially all of the property and assets of the Corporation, nor the merger or consolidation of the Corporation with or into any other corporation, nor the merger or consolidation of any other corporation with or into the Corporation, shall be deemed to be a dissolution, liquidation or winding up, voluntary or involuntary, for the purposes of this paragraph 5.

     6.     Conversion.

          The holders of the Series B Stock shall have the following conversion rights:

          (a) Conversion. Each share of Series B Stock shall be convertible at any time, at the option of the holder of record thereof, into fully paid and nonassessable shares of Common Stock at the "conversion rate" (as defined in paragraph (b) below) then in effect upon surrender to the Corporation or its transfer agent of the certificate or certificates representing the Series B Stock to be converted, as provided below, or if the holder notifies the Corporation or its transfer agent that such certificate or certificates have been lost, stolen or destroyed, upon the execution and delivery of an agreement satisfactory to the Corporation to indemnify the Corporation from any losses incurred by it in connection therewith.

          (b) Basis For Conversion; Converted Shares. The basis for any conversion under this Section 6 shall be the "conversion rate" in effect at the time of conversion, which for the purposes hereof shall mean the number of shares of Common Stock issuable for each share of Series B Stock surrendered for conversion under this Section 6. Initially, the conversion rate shall be 5.0, i.e., 5.0 shares of Common Stock for each share of Series B Stock being converted. Such conversion rate shall be subject to adjustment as provided in
Section 7 below. If any fractional interest in a share of Common Stock would be deliverable upon conversion of Series B Stock, then such fractional share shall be disregarded if less than one half a share, or if more than one-half a share, the number of shares issuable upon conversion shall be rounded out to the next full share. Any shares of Series B Stock which have been converted shall be canceled and the certificates representing shares of Series B Stock so converted shall represent the right to receive such number of shares of Common Stock into which such shares of Series B Stock are convertible. The Board of Directors of the Corporation shall at all times reserve a sufficient number of authorized but unissued shares of Common Stock to be issued in satisfaction of the conversion rights and privileges aforesaid.

          (c) Mechanics of Conversion. In the case of a conversion, before any holder of Series B Stock shall be entitled to convert the same into shares of Common Stock, it shall surrender the certificate or certificates for such shares of Series B Stock, duly endorsed, at the office of the Corporation or its transfer agent for the Series B Stock, and shall give written notice to the Corporation of the election to convert the same and shall state therein the name or names in which the certificate or certificates for shares of Common Stock are to be issued. The Corporation shall, as soon as practicable thereafter, issue and deliver at such office to such holder of Series B Stock, or to the nominee or nominees of such holder, a certificate or certificates for the number of shares of Common Stock to which such holder shall be entitled as aforesaid. A certificate or certificates will be issued for the remaining shares of Series B Stock in any case in which fewer than all of the shares of Series B Stock represented by a certificate are converted.

          (d) Issue Taxes. The Corporation shall pay all issue taxes, if any, incurred in respect of the issue of shares of Common Stock on conversion. If a holder of shares surrendered for conversion specifies that the shares of Common Stock to be issued on conversion are to be issued in a name or names other than the name or names in which such surrendered shares stand, the Corporation shall not be required to pay any transfer or other taxes incurred by reason of the issuance of such shares of Common Stock to the name of another, and if the appropriate transfer taxes shall not have been paid to the Corporation or the transfer agent for the Series B Stock at the time of surrender of the shares involved, the shares of Common Stock issued upon conversion thereof may be registered in the name or names in which the surrendered shares were registered, despite the instructions to the contrary.

          (e) Rights of Holders of Shares. Each conversion of shares of Series B Stock shall be deemed to have been made as of the close of business on the applicable conversion date so that the rights of the holder of shares of such Series B Stock shall, to the extent of such conversion, cease at such time and the person or persons entitled to receive shares of the Common Stock upon conversion of the shares of Series B Stock shall be treated for all purposes as having become the record holder or holders of the Common Stock at such time.

     7. Adjustment of Conversion Price and Conversion Rate. The number and kind of securities issuable upon the conversion of the Series B Stock, the conversion price and the conversion rate shall be subject to adjustment from time to time in accordance with the following provisions:

          (a) Distributions Combinations and Subdivisions of Capital Stock. If at any time the outstanding shares of Common Stock of the Corporation shall be subdivided into a greater or combined into a lesser number of shares (whether with the same or a different par value or without par value), including, without limitation, through a reverse stock split, the conversion rate shall be proportionately increased or decreased.

          (b)     Distributions in Respect of Capital Stock.  If the


of Common Stock any cash, securities or property (excluding cash dividends paid out of earnings or surplus), then upon conversion of shares of Series B Stock occurring after such distribution date, the holder of the Series B Stock will be entitled to receive the number of shares of the Common Stock of the Corporation then deliverable pursuant to the terms hereof, and, in addition, the cash, securities or property which such holder would have received by way of such dividends or other distributions if such holder had been the record holder of the number of shares of such Common Stock, which would have been deliverable upon the exercise of such holder's conversion right if such conversion had been effected immediately prior to the record date for such distribution of cash, securities or property.

          (c) Recapitalization, Reclassification and Succession. If any recapitalization of the Corporation or reclassification of shares of Common Stock of the Corporation or any merger or consolidation of the Corporation into or with a corporation or other business entity shall be effected, then the holder of the Series B Stock shall thereafter have the right to receive the kind and number of shares of stock or other securities or other property of the Corporation which the holder of Series B Stock would have been entitled to receive if the holder had held the Common Stock issuable upon conversion of his Series B Stock immediately prior to such recapitalization, reclassification, merger or consolidation.

          (d) Fractional Shares. In the event that the application of the provisions of this Section 7 would result in the issuance of a fraction of a share of Common Stock of the Corporation, or a number of full shares plus a fraction of a share of such Common Stock, then such fractional share shall be disregarded if less than one-half a share, or, if more than one-half of a share, the number of shares issuable upon such exchange shall be rounded out to the next full share.

          (e) Issuance of Additional Shares of Capital Stock. If the Corporation shall issue any additional shares of Common Stock or Common Stock equivalents (other than as provided in the foregoing subsections (a) through (d) of this Section) for no consideration or for a consideration per share less than Fair Market Value (as defined below) (or, in the care of a Common Stock equivalent, if the exercise price or conversion price shall be less than Fair Market Value) in effect on the date of and immediately prior to the issue of such additional shares of Common Stock or Common Stock equivalents, then and in such event, the Corporation shall cause notice of such issuance to be mailed to each holder of shares of Series B Stock at its then registered address by first-class mail, postage prepaid, and an equitable adjustment as determined by the Board in good faith shall be made to the conversion rate as soon as practicable and retroactive to such issue date in order to prevent dilution resulting from such below market issuance of the relative equity interest in the Corporation represented by shares of Series B Stock then outstanding compared to the total capital stock of the Corporation (including the Series B Stock) outstanding immediately prior to such issuance; provided, however, that this provision shall not apply to (i) the issue of up to 500,000 Warrants, convertible into 500,000 shares of Common Stock in connection with the Corporation's contemplated amendment to its $1,000,000 secured line of credit (the "Line of Credit") maintained by BSB Bank & Trust Company ("BSB");
(ii) the issuance of shares upon exercise or conversion of a Common Stock equivalent, as long as the exercise price or conversion price on the date of issuance of such Common Stock equivalent was in excess of Fair Market Value, and (iii) the issuance of Common Stock to a person that is not an Affiliate of the Corporation in a private placement at a discount to market not to exceed twenty five percent (25%) to reflect an illiquidity discount.

          The term "Fair Market Value" means the higher of (a) the Market Price on the date of issuance of Common Stock or Common Stock equivalent or
(b) the average closing sales price per share of Common Stock for the ten (10) trading days immediately preceding the date of issuance of Common Stock or Common Stock equivalents; provided, however, that, in the case of the issuance of shares of Common Stock or Common Stock equivalents for consideration other than cash, the Board shall determine in good faith the value of such shares of Common Stock or Common Stock equivalents.

          The term "Market Price" means, with respect to the shares of Common Stock issuable upon conversion of the Series B Stock, (a) if the shares are listed or admitted for trading on any national securities exchange or included in The Nasdaq National Market or Nasdaq SmallCap Market, the last reported sales price as reported on such exchange or market; (b) if the shares are not listed or admitted for trading on any national securities exchange or included in The Nasdaq National Market or Nasdaq SmallCap Market, the average of the last reported closing bid and asked quotation for the shares as reported on NASDAQ or a similar service if NASDAQ is not reporting such information; (c) if the shares are not listed or admitted for trading on any national securities exchange or included in The Nasdaq National Market or Nasdaq SmallCap Market or quoted by NASDAQ or a similar service, the average of the last reported bid and asked quotation for the shares as quoted by a market maker in the shares (or if there is more than one market maker, the bid and asked quotation shall be obtained from two market makers and the average of the lowest bid and highest asked quotation). In the absence of any available public quotations for the Common Stock, the Board of Directors of the Company shall determine in good faith the fair value of the Common Stock, which determination shall be set forth in a certificate by the Secretary of the Company.

          The term "Affiliate" means any Person (i) which, directly or indirectly, through one or more intermediaries controls, or is controlled by, or is under common control with, another Person, (ii) which beneficially owns or holds 20% or more of any class of the outstanding Voting Stock of such other Person or (iii) which is a relative or spouse of such Person, or any relative of such spouse, who has the same home as such Person. The term "control" means the possession, directly or indirectly, of the power to direct or cause the direction of the management and policies of a Person, whether through the ownership of Voting Stock, by contract or otherwise.

          The term "Person" means any individual, entity or group, including, without limitation, any corporation, limited liability company, limited or general partnership, joint venture, association, joint stock company, trust, unincorporated organization, or government or any agency or political subdivision thereof.

          The term "Voting Stock" means any class or classes of capital stock pursuant to which the holders thereof have the general voting power under ordinary circumstances to vote for the election of directors, managers or trustees of any Person (irrespective of whether or not at the time capital stock of any class or classes will have, or might have, voting power by the reason of the happening of any contingency).

          (f) Corporation to Prevent Dilution. If any event or condition occurs as to which other provisions of this Section 7 are not strictly applicable or if strictly applied would not fairly protect the exercise of conversion rights hereunder in accordance with the essential intent and principles of such provisions, or which might materially and adversely affect the conversion rights of the holder of Series B Stock under any provisions hereof, then the Board of Directors shall in good faith make an adjustment in the application and interpretation of such provisions, in accordance with such essential intent and principles, so as to protect such rights as aforesaid, and any adjustment necessary with respect to the conversion rate or the nature or kind of securities issuable upon conversion hereunder so as to preserve without dilution the rights of such holder; provided, however, that in no event shall any such adjustment (other than a reverse stock split or the like) have the effect of decreasing the conversion rate as otherwise determined pursuant to this Certificate.

          (g) Valid Issuance. All shares of Common Stock which may be issued in connection with the conversion provisions set forth herein shall, upon issuance by the Corporation, be validly issued, fully paid and nonassessable, free from preemptive rights and free from all taxes, liens or charges with respect thereto created or imposed by the Corporation.

          (h) Other Provisions Applicable to Adjustment Under this Section. The following provisions shall be applicable to the adjustments in Conversion Price as provided in this Section 7:

          (i) Treasury Shares. The number of shares of Common Stock at any time outstanding shall not include any shares thereof then directly or indirectly owned or held by or for the account of the Corporation.

          (ii) Minimum Adjustment. No adjustment of the conversion rate shall be made if the amount of any such adjustment would be an amount less than five percent (5%) of the conversion rate then in effect, but any such amount shall be carried forward and an adjustment in respect thereof shall be made at the time of and together with any subsequent adjustment which, together with such amount and any other amount or amounts so carried forward, shall aggregate an increase or decrease of five percent (5%) or more.

     8.     Voting Rights.

          (a) General. Holders of Series B Stock shall be entitled to notice of all meetings of the Corporation's stockholders but shall not be entitled to vote except in respect of such matters as to which they are entitled to vote as a class under the Delaware General Corporation Law.

          (b) Amendment. The Corporation shall not, without the approval by vote or written consent of the holders of not less than a majority of the then outstanding shares of Series B Stock, voting as a separate class, amend, alter or repeal any of the provisions of the Certificate of Incorporation or the Certificate of Designation creating this Series B Stock which would alter or change the powers, preferences or special rights of the shares of Series B Stock so as to affect them adversely, including, but not limited to, increasing or decreasing the par value of the Series B Stock.

     9. No Reissuance of Series B Stock. No share or shares of Series B Stock acquired by the Corporation by reason of purchase, conversion or otherwise shall be reissued, and all such shares of Series B Stock shall be canceled, retired and eliminated from the shares of Series B Stock which the Corporation shall be authorized to issue. Upon the filing of a certificate with the Secretary of State of the State of Delaware as contemplated by paragraph 2 hereof, any such shares of Series B Stock acquired by the Corporation shall have the status of authorized and unissued shares of Preferred Stock issuable in undesignated Series and may be redesignated and reissued in any series other than as Series B Stock.

     10. Exclusion of Other Rights. Except as may otherwise be required by law, shares of Series B Stock shall not have any voting powers, designations, preferences and rights, other than those specifically set forth herein (as may be amended from time to time) and in the Certificate of Incorporation.

     11. Registered Holders. A holder of Series B Stock registered on the Corporation's stock transfer books as the owner of shares of Series B Stock shall be treated as the owner of such shares for all purposes. All notices and all payments required to be mailed to a holder of shares of Series B Stock shall be mailed to such holder's registered address on the Corporation's stock transfer books, and all dividend and redemption payments to a holder of shares of Series B Stock made hereunder shall be deemed to be paid in compliance hereof on the date such payments are deposited into the mail addressed to such holder at his registered address on the Corporation's stock transfer books.

     12. Headings of Subdivisions. The headings of the various subdivisions hereof are for convenience of reference only and shall not affect the interpretation of any of the provisions hereof.

     13. Severability of Provisions. If any right, preference or limitation of the Series B Stock set forth herein (as may be amended) from time to time is invalid, unlawful or incapable of being enforced by reason of any rule of law or public policy, such right, preference or limitation (including, without limitation, the dividend rate) shall be enforced to the maximum extent permitted by law and all other rights, preferences and limitations set forth herein (as so amended) which can be given effect without the invalid, unlawful or unenforceable right, preference or limitation shall, nevertheless, remain in full force and effect, and no right, preference or limitation herein set forth shall be deemed dependent upon any other such right, preference or limitation unless so expressed herein.

          IN WITNESS WHEREOF, the undersigned has executed this Certificate this __ day of _____________, 1999.

                              SEMICONDUCTOR LASER INTERNATIONAL CORPORATION

                              By: __________________________
                                     Geoffrey T. Burnham
                                     President & Chief Executive Officer

                                                              EXHIBIT B

                          REGISTRATION RIGHTS AGREEMENT

                                      BETWEEN

                                  BMP MOBILITY AG
                                  VENTURE CAPITAL

                                        AND

                   SEMICONDUCTOR LASER INTERNATIONAL CORPORATION


                            Dated as of February 5, 1999

                                TABLE OF CONTENTS

                                                               Page No.

ARTICLE 1.
      DEFINITIONS                                                  1
      SECTION 1.1.Definitions                                      1

ARTICLE 2.
      REGISTRATION RIGHTS                                          4
      SECTION 2.1.Demand Registration                              4
      SECTION 2.2.Piggy-Back Registration                          5
      SECTION 2.3.Reduction of Offering                            6

ARTICLE 3.
      REGISTRATION PROCEDURES                                      7
      SECTION 3.1.Filings; Information                             7
      SECTION 3.2.Registration Expenses                           11

ARTICLE 4.
      INDEMNIFICATION AND CONTRIBUTION                            12
      SECTION 4.1.Indemnification by the Company                  12
      SECTION 4.2.Indemnification by Selling Holders              13
      SECTION 4.3.Conduct of Indemnification Proceedings          13
      SECTION 4.4.Contribution                                    14

ARTICLE 5.
      MISCELLANEOUS                                               15
      SECTION 5.1.Participation in Underwritten Registrations     15
      SECTION 5.2.Rule 144 and 144A; Regulation S                 15
      SECTION 5.3.Amendment and Modification                      15
      SECTION 5.4.Successors and Assigns; Third Party
                  Beneficiaries                                   16
      SECTION 5.5.Entire Agreement                                16
      SECTION 5.6.Headings                                        16
      SECTION 5.7.Notices                                         16
      SECTION 5.8.Governing Law; Forum; Process                   17
      SECTION 5.9.Consent to Jurisdiction, Waiver of Immunities   17
      SECTION 5.10.Recapitalization, etc.                         17
      SECTION 5.11.Counterparts                                   17
      SECTION 5.12.Severability                                   18
      SECTION 5.13.No Prejudice                                   18
      SECTION 5.14.Words in Singular and Plural Form              18

                      REGISTRATION RIGHTS AGREEMENT


          REGISTRATION RIGHTS AGREEMENT, dated as of February 5, 1999 (this "Agreement"), between Semiconductor Laser International Corporation, a Delaware corporation (the "Company") and bmp Mobility AG Venture Capital, a German stock corporation ("Purchaser").

          WHEREAS, the Company and the Purchaser have entered into a Securities Purchase Agreement, dated as of the date hereof (the "Purchase Agreement"), pursuant to which the Purchaser will acquire an aggregate of two million (2,000,000) shares of the Company's common stock (the "Common Stock"), par value $.01 per share, for an aggregate purchase price of seven-hundred-fifty thousand dollars ($750,000), and an aggregate of not less than six hundred fifty thousand (650,000) and not more than one million (1,000,000) shares of the Company's Series B Convertible Preferred Stock, $.01 par value per share (the "Series B Preferred Stock), for an aggregate purchase price of up to two million dollars ($2,000,000); and

          WHEREAS, it is a condition precedent to the purchase of the Common Stock and the Series B Preferred Stock under the Purchase Agreement that the Company provide certain registration rights to the Purchaser with respect to the shares of Common Stock purchased pursuant to the terms of the Purchase Agreement and issuable upon conversion of the Series B Preferred Stock.

          NOW, THEREFORE, in consideration on the foregoing premises and for other good and valuable consideration, the adequacy and receipt of which are hereby acknowledged, the parties hereto hereby agree as follows:

                                 ARTICLE 1.
                                DEFINITIONS

          SECTION 1.1. Definitions. The following terms shall have the meanings ascribed to them below:

          "Agreement" means this Agreement, as amended, modified or supplemented from time to time, in accordance with the terms hereof, together with any exhibits, schedules or other attachments thereto.

          "Business Day" means any day that is not a Saturday, Sunday or a day on which banking institutions in New York, New York and Berlin, Germany are authorized or obligated by law, executive order or government decree to be closed.


          "Commission" means the United States Securities and Exchange Commission or any other federal agency at the time administering the Securities Act.

          "Common Stock" has the meaning ascribed thereto in the introduction hereof.

          "Company" has the meaning ascribed thereto in the introduction hereof.

          "Controlling Person" has the meaning ascribed thereto in Section
4.1.

          "Damages" has the meaning ascribed thereto in Section 4.1.

          "Demand Registration" has the meaning ascribed thereto in Section
2.1.

          "Exchange Act" means the Securities Exchange Act of 1934, as amended, and the rules and regulations of the Commission promulgated thereunder.

          "Holder" means any Person who now holds or shall hereafter acquire and hold Registrable Securities.

          "Indemnified Party" means an Indemnified Party as defined in Section 4.3.

          "Indemnifying Party" means an Indemnifying Party as defined in
Section 4.3.

          "Person" means any individual, entity or group, including without limitation, any corporation, limited liability company, limited or general partnership, joint venture, association, joint-stock company, trust, unincorporated organization or government or other agency or political subdivision thereof.

          "Piggy-Back Registration" has the meaning ascribed thereto in
Section 2.2.

          "Prospectus" means the prospectus included in any Registration Statement (including without limitation, a prospectus that discloses information previously omitted from a prospectus filed as part of an effective Registration Statement in reliance upon Rule 430A promulgated under the Securities Act), as amended or supplemented by any prospectus supplement, with respect to the terms of the offering of any portion of the securities covered by such Registration Statement, and all other amendments and supplements to the prospectus, including post-effective amendments, and all material incorporated by reference or deemed to be incorporated by reference in such prospectus.

          "Purchase Agreement" has the meaning ascribed thereto in the introduction hereof.

          "Purchaser" has the meaning ascribed thereto in the introduction hereof.
          "Registrable Securities" means (i) the shares of Common Stock issued pursuant to the terms of the Purchase Agreement, (ii) the shares of Common Stock issued or issuable upon conversion of the Series B Preferred Stock issued pursuant to the terms of the Purchase Agreement, and (iii) any other shares of Common Stock acquired as a result of stock splits, stock dividends, reclassifications, recapitalizations, or similar events relating to the shares described in clauses (i) and (ii) above, in each case until such time as (x) a Registration Statement covering such shares of Common Stock has been declared effective by the Commission and such shares of Common Stock have been disposed of pursuant to such effective Registration Statement, or (y) such shares of Common Stock would be eligible for sale pursuant to Rule 144 under the Securities Act (or any similar provisions then in force), without regard to the volume limitations set forth in Rule 144(e), or (z) such shares of Common Stock have been otherwise transferred and the Company has delivered a new certificate or other evidence of ownership for such Common Stock not bearing a restrictive legend and not subject to any stop transfer or similar restrictive order and all of such Common Stock may be resold by the Person receiving such certificate without complying with the registration requirements of the Securities Act.

          "Registration Statement" means any registration statement of the Company which covers any of the Registrable Securities pursuant to the provisions of this Agreement, including the Prospectus, amendments and supplements to such registration statement, including post-effective amendments, all exhibits and all material incorporated by reference in such registration statement.

          "Request" has the meaning ascribed thereto in Section 2.1(a).

          "Securities Act" means the Securities Act of 1933, as amended, and the rules and regulations of the Commission promulgated thereunder.

          "Selling Holder" means a Holder who is selling Registrable Securities pursuant to a Registration Statement under the Securities Act.



the Selling Holders as set forth in Section 3.1(c).

          "Series B Preferred Stock" has the meaning ascribed thereto in the Purchase Agreement.

          "Underwriter" means a securities dealer who purchases any Registrable Securities as principal in an underwritten offering and not as part of such dealer's market-making activities.

                              ARTICLE 2.
                           REGISTRATION RIGHTS

          SECTION 2.1.     Demand Registration.

          (a) Request for Registration. Subject to the limitations contained in this Section 2.1(a), at any time after the date hereof any Holder or Holders of an aggregate of Registrable Securities representing 25% or more of all the Registrable Securities may make written requests (individually, a "Request") to the Company for the registration of the offer and sale of some or all of the Holders' Registrable Securities under the Securities Act (such registration being hereinafter referred to as a "Demand Registration"). Subject to the penultimate sentence of Section 2.1(b), the Company shall have no obligation to effect more than two (2) Demand Registrations, including, for such purposes only, any Piggy-Back Registration offered to the Holders under
Section 2.2, unless the Company is unable to include all shares requested to be included in any such registration. Any Request will specify the number of Registrable Securities proposed to be sold and the intended method(s) of disposition thereof and shall also state the firm intent of the Holder to
offer Registrable Securities for sale.   The Company shall give written notice
of such Request within 10 days after the receipt thereof to all other
Holders. Within 20 days after receipt of such notice by any such Holder, such Holder may request in writing that all or any portion of its Registrable Securities be included in such Registration Statement and the Company shall include in the Registration Statement for such Demand Registration the Registrable Securities of all Holders that requested to be so included. Each such request by such other Holders shall specify the number of Registrable Securities proposed to be sold and the intended method(s) of disposition thereof and shall also state the firm intent of the Holder to offer Registrable Securities for sale. Notwithstanding the foregoing, the Company shall not be requested to effect a Demand Registration (i) unless the Request has been made at least 90 days since the last Registration Statement (other than a shelf registration under Rule 415 of the Securities Act or a Registration Statement on Form S-8) was filed by the Company and (ii) with respect to shares of Common Stock issuable upon conversion of such Series B Preferred Stock that are held by the Purchaser at the time of such Demand Registration, unless the Purchaser provides the Company with a written statement of its firm intent to sell its Series B Preferred Stock within 90 days of such Demand Registration.

          (b) Effective Registration. A registration will not be deemed to have been effected as a Demand Registration unless the Registration Statement relating thereto has been declared effective by the Commission and the Company has complied in all material respects with its obligations under this Agreement with respect thereto; provided that if, after the Registration Statement has become effective, the offering and/or sale of Registrable Securities pursuant to such Registration Statement is or becomes the subject of any stop order, injunction or other order or requirement of the Commission or any other governmental or administrative agency, or if any court or other governmental or quasi-governmental agency prevents or otherwise limits the offer and/or sale of the Registrable Securities pursuant to the Registration Statement, other than in each case primarily as a result of acts or omissions of the Holder or any agent thereof, such registration will be deemed not to have been effected. If (i) a registration requested pursuant to this Section
2.1 is deemed not to have been effected or (ii) the Registration Statement relating to a Demand Registration requested pursuant to this Section 2.1 does not remain effective for a period of at least 180 consecutive days beyond the effective date thereof or, with respect to an underwritten offering of Registrable Securities, until 45 days after the commencement of the distribution by the Holders of the Registrable Securities included in such Registration Statement, then the Company shall continue to be obligated to use its best efforts to effect such Registration pursuant to this Section 2.1.
The Holders shall be permitted to withdraw all or any part of the Registrable Securities from a Registration Statement at any time prior to the effective date of such Demand Registration Statement.

          (c) Selection of Underwriter. If a requested registration pursuant to this Section 2.1 involves an underwritten offering, the managing Underwriter(s) thereof shall be selected by the Selling Holders and shall be reasonably acceptable to the Company unless the Company has theretofore sold shares of Common Stock in an underwritten offering, in which case the managing Underwriter(s) of a requested registration pursuant to this Section 2.1 shall be selected by the Company and shall be reasonably acceptable to the Selling Holders.

          (d) Deferral of Registration. Notwithstanding any other provision of this Section 2, the Company shall not be obligated to effect the filing of a Registration Statement pursuant to Section 2(a) hereof (i) during any period when there exists an effective Registration Statement covering the Registrable Securities, or (ii) for a period not to exceed 120 days, if the Company shall furnish to the Holders requesting a Registration Statement under
Section 2(a) hereof a certificate, signed by the Company, stating that in the good faith judgment of the Board of Directors of the Company it would be detrimental to the best interests of the Company and its stockholders generally for such Registration Statement to be filed at that time and the reasons therefore; provided that in such event, the Holders initiating the request for registration will be entitled to withdraw such request and such request will not be deemed as having been made by the Holders for purposes of
Section 2.1(a) of this Agreement.

          SECTION 2.2. Piggy-Back Registration. If at any time the Company proposes to file a Registration Statement under the Securities Act with respect to an offering by the Company for its own account or for the account of any of its respective security holders (other than (x) a Registration Statement on Form S-4 or Form S-8 (or any substitute form that may be adopted by the Commission) or on any other form inappropriate for an underwritten public offering or related solely to securities to be issued in a merger, acquisition of the stock or assets of another entity or in a similar transaction, or (y) a Registration Statement pursuant to a Demand Registration in accordance with Section 2.1 hereof), then the Company shall give written notice of such proposed filing to the Holders as soon as practicable (but in no event less than 30 days before the anticipated filing date), and such notice shall offer such Holders the opportunity to register such number of Registrable Securities as each such Holder may request (which request shall specify the number of shares and the type of Registrable Securities intended to be disposed of by such Holder and shall also state the firm intent of the Holder to offer Registrable Securities for sale) (a "Piggy-Back Registration"). The Company shall use its best efforts to cause the managing


Registrable Securities requested to be included in a Piggy-Back Registration on the same terms and conditions as any similar securities of the Company or any other security holder included therein and to permit the sale or other disposition of such Registrable Securities in accordance with the intended method of distribution thereof. Any Holder shall have the right to withdraw its request for inclusion of its Registrable Securities in any Registration Statement pursuant to this Section 2.2 by giving written notice to the Company of its request to withdraw. The Company may withdraw a Piggy-Back Registration at any time prior to the time it becomes effective and such withdrawn Piggy-Back Registration shall not be counted for purposes of Section 2.1(a) of this Agreement.

          SECTION 2.3.     Reduction of Offering.

          (a) Demand Registration. The Company may include in a Demand Registration pursuant to Section 2.1 hereof securities of the same class as the Registrable Securities for the account of the Company and any other Persons who hold securities of the same class as the Registrable Securities on the same terms and conditions as the Registrable Securities to be included therein; provided, however, that (i) if the managing Underwriter or Underwriters of any underwritten offering described in Section 2.1 hereof have informed the Company in writing that it is their opinion that the total number of Registrable Securities, and securities of the same class as the Registrable Securities which Holders, the Company and any other Persons desiring to participate in such registration intend to include in such offering is such as to materially and adversely affect the success of such offering, then the number of shares to be offered for the account of the Company and for the account of all such other Persons (other than the Holders) participating in such registration shall be reduced or limited pro rata in proportion to the respective number of shares requested to be registered to the extent necessary to reduce the total number of shares requested to be included in such offering to the number of shares, if any, recommended by such managing Underwriter or Underwriters, and (ii) if the offering is not underwritten, no other Person, including the Company, shall be permitted to offer securities under any such Demand Registration unless the Selling Holders owning a majority-in-interest of Common Stock to be sold consent to the inclusion of such shares therein.

          (b) Piggy-Back Registration. (i) Notwithstanding anything contained herein, if the managing Underwriter or Underwriters of any underwritten offering described in Section 2.2 have informed, in writing, the Holders requesting inclusion in such offering that it is their opinion that the total number of shares which the Company, Holders and any other Persons holding securities of the same class as the Registrable Securities desiring to participate in such registration intend to include in such offering is such as to materially and adversely affect the success of such offering, then, the Company will include in such registration (A) first, all the shares the Company offered for its own account, if any, (B) then, if additional shares may be included in such registration without materially and adversely affecting the success of such offering, the shares offered by the holders of securities as a result of their exercise of "demand" registration rights by such holders, if any, and (C) then, if additional shares may be included in such registration without materially and adversely affecting the success of such offering, the number of shares offered by the Holders and such other holders of securities of the same class as the Registrable Securities whose piggy-back registration rights may not be reduced without violating their contractual rights (provided such contractual rights were in existence prior to the date of this Agreement), on a pro rata basis in proportion to the relative number of Registrable Securities of the holders (including the Holders) participating in such registration.

               (ii) If the managing Underwriter or Underwriters of any underwritten offering described in Section 2.2 notify the Holders requesting inclusion in such offering that the kind of securities that the Holders, the Company and any other Persons desiring to participate in such registration intend to include in such offering is such as to materially and adversely affect the success of such offering, (A) the Registrable Securities to be included in such offering shall be reduced as described in clause (i) above or
(B) if such reduction would, in the judgment of the managing Underwriter or Underwriters, be insufficient to substantially eliminate the material adverse effect that inclusion of the Registrable Securities requested to be included would have on such offering, such Registrable Securities will be entirely excluded from such offering.

          (c) If, as a result of the proration provisions of this Section 2.3, any Holder shall not be entitled to include all Registrable Securities in a Demand Registration or Piggy-Back Registration that such Holder has requested to be included, such Holder may elect to withdraw his request to include Registrable Securities in such registration without prejudice and without having the Registration Statement treated as a Piggy-Back Registration for purposes of Section 2.1(d).

          (d) Holdback Agreements. If any registration of Registrable Securities shall be in connection with an underwritten public offering, each Holder agrees not to effect any public sale or distribution, including any sale pursuant to Rule 144 under the Securities Act, of any Registrable Securities, and not to effect any such public sale or distribution of any other equity security of the Company or of any security convertible into or exchangeable or exercisable for any equity security of the Company (in each case, other than as part of such underwritten public offering) during the five
(5) days prior to, and during the one hundred eighty (180) day period beginning on, the effective date of such Registration Statement (except as part of such registration).

                                  ARTICLE 3.
                           REGISTRATION PROCEDURES

          SECTION 3.1. Filings; Information. Whenever the Company is required to effect or cause the registration of the offer and sale of Registrable Securities pursuant to Section 2.1 or 2.2 hereof, the Company will use its best efforts to effect the registration of the offer and the sale of such Registrable Securities in accordance with the intended method(s) of disposition thereof as quickly as practicable, and in connection with any such request:
          (a) The Company will prepare and file with the Commission a Registration Statement with respect to the offer and sale of such securities and use its best efforts to cause such Registration Statement to become and remain effective until the completion of the distribution contemplated thereby; provided, however, the Company shall not be required to keep such Registration Statement effective for more than 180 days (or such shorter period which will terminate when all Registrable Securities covered by such Registration Statement have been sold, but not prior to the expiration of the applicable period referred to in Section 4(3) of the Securities Act and Rule 174 thereunder, if applicable); provided, further, that with respect to a Demand Registration, the Company shall file with the Commission a Registration Statement as soon as is practicable after the date of the Request and in any event no later than 60 days after the date of the Request for the Demand Registration and shall cause such Registration Statement to be declared effective as soon as is practicable after the date of filing and in any event no later than 120 days after the date of such Request.

          (b) The Company will prepare and file with the Commission such amendments and post-effective amendments to the Registration Statement as may be necessary to keep such Registration Statement effective for as long as such registration is required to remain effective pursuant to the terms hereof; cause the Prospectus to be supplemented by any required Prospectus supplement, and, as so supplemented, to be filed pursuant to Rule 424 under the Securities Act; and comply with the provisions of the Securities Act applicable to it with respect to the disposition of all Registrable Securities covered by such Registration Statement during the applicable period in accordance with the intended methods of disposition by the Selling Holders set forth in such Registration Statement or supplement to the Prospectus.

          (c) The Company, at least fifteen (15) Business Days prior to filing a Registration Statement or at least ten (10) Business Days prior to filing a Prospectus or any amendment or supplement to such Registration Statement or Prospectus, will furnish to (i) each Selling Holder, (ii) not more than one counsel representing all Selling Holders ("Selling Holders Counsel"), to be selected by a majority-in-interest of such Selling Holders, and (iii) each Underwriter, if any, of the Registrable Securities covered by such Registration Statement copies of such Registration Statement as proposed to be filed, together with exhibits thereto (whether or not incorporated by reference in such Registration Statement), which documents will be subject to review and approval by each of the foregoing within ten (10) Business Days after delivery (except that such review and approval of any Prospectus or any amendment or supplement to such Registration Statement or Prospectus must be within five (5) Business Days after delivery), and thereafter, furnish to such Selling Holders, Selling Holders' Counsel and Underwriters, if any, at the Company's expense, such number of conformed copies of such Registration Statement, each amendment and supplement thereto (in each case including all exhibits thereto and documents incorporated by reference therein), the Prospectus included in such Registration Statement (including each preliminary Prospectus) and such other documents or information as such Selling Holders, Selling Holders' Counsel or Underwriters may reasonably request in order to facilitate the disposition of the Registrable Securities (it being understood that the Company consents to the use of the Prospectus and any amendment or supplement thereto by each Selling Holder and the Underwriters, if any, in connection with the offering and sale of the Registrable Securities covered by such Prospectus or any amendment or supplement thereto).

          (d) The Company will use its best efforts to prevent the entry of such stop order or to remove it at the earliest possible moment if entered.

          (e) On or prior to the date on which the Registration Statement is declared effective, use its best efforts to register or qualify such Registrable Securities under such other securities or "blue sky" laws of such jurisdictions as any Selling Holder, Selling Holders Counsel or Underwriter reasonably requests and do any and all other acts and things which may be necessary or advisable to enable such Selling Holder to consummate the disposition in such jurisdictions of such Registrable Securities owned by such Selling Holder; use its best efforts to keep each such registration or qualification (or exemption therefrom) effective during the period which the Registration Statement is required to be kept effective; and use its best efforts to do any and all other acts or things necessary or advisable to enable the disposition in such jurisdictions of the Registrable Securities covered by the applicable Registration Statement; provided that the Company will not be required to (i) qualify generally to do business in any jurisdiction where it would not otherwise be required to qualify but for this paragraph (e), (ii) subject itself to taxation in any such jurisdiction or
(iii) consent to general service of process in any such jurisdiction.

          (f) The Company will notify each Selling Holder, Selling Holders' Counsel and any Underwriter and (if requested by any such Person) confirm such notice in writing, (i) when a Prospectus or any Prospectus supplement or post-effective amendment has been filed and, with respect to a Registration Statement or any post-effective amendment, when the same has become effective, (ii) of the issuance by the Commission of any stop order suspending the effectiveness of a Registration Statement or the initiation or threatening of any proceedings for that purpose, (iii) of the issuance by any state securities commission or other regulatory authority of any order suspending the qualification or exemption from qualification of any of the Registrable Securities under state securities or "blue sky" laws or the initiation of any proceedings for that purpose, and (iv) of the happening of any event which makes any statement made in a Registration Statement or related Prospectus or any document incorporated or deemed to be incorporated by reference therein untrue in a material respect or which requires the making of any changes in such Registration Statement, Prospectus or documents so that they will not contain any untrue statement of a material fact or omit to state any material fact required to be stated therein or necessary to make the statements in the Registration Statement and Prospectus not misleading in light of the circumstances in which they were made; and, as promptly as practicable thereafter, prepare and file with the Commission and furnish a supplement or amendment to such Prospectus so that, as thereafter deliverable to the buyers of such Registrable Securities, such Prospectus will not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements therein, in light of the circumstances under which they were made, not misleading, such amendment to be subject to the Holders' review under Section 3.1(c).

          (g) The Company will use its best efforts to make generally available an earnings statement satisfying the provisions of Section 11(a) of the Securities Act no later than 90 days after the end of the 12-month period beginning with the first day of the Company's first fiscal quarter commencing after the effective date of a Registration Statement, which earnings statement shall cover said 12-month period, and which requirement will be deemed to be satisfied if the Company timely files complete and accurate information on Forms 10-QSB, 10-KSB and 8-KSB under the Exchange Act and otherwise complies with Rule 158 under the Securities Act.

          (h) The Company will enter into customary agreements reasonably satisfactory to the Company (including, if applicable, an underwriting agreement in customary form and which is reasonably satisfactory to the Company) and take such other actions as are reasonably required in order to expedite or facilitate the disposition of such Registrable Securities.

          (i) The Company, during the period when the Prospectus is required to be delivered under the Securities Act, will use all reasonable efforts to file all documents required to be filed with the Commission pursuant to Section 13(a), 13(c), 14 or 15(d) of the Exchange Act.

          (j) The Company will use its best efforts to cause all such Registrable Securities to be listed on each securities exchange or quoted on any automated quotation system on which similar securities of the Company are then listed or quoted and enter into customary agreements, including a listing application in customary form; provided that the applicable listing requirements are satisfied, and to provide a transfer agent and register (to the extent that the Company utilizes the services of a transfer agent and register at such time) for such Registrable Securities covered by the Registration Statement no later than the effective date of such Registration Statement.

          (k) The Company will make available for inspection by any Holder of Registrable Securities covered by the Registration Statement, any underwriter participating in any disposition pursuant to such Registration Statement, and any attorney, accountant, or other agent retained by any such Holder or underwriter (collectively, the "Inspectors"), all financial and other records, pertinent corporate documents and properties of the Company as such Inspector shall deem necessary or desirable in order to permit it to conduct a reasonable investigation within the meaning of Section 11 of the Securities Act and cause the Company's officers, directors and employees to supply all information and respond to all inquiries reasonably requested by any such Inspector in connection with such Registration Statement.

          (l) The Company will use its best efforts to obtain a comfort letter from the Company's independent public accountants in customary form and covering such matters of the type customarily covered by comfort letters.

          (m) The Company will, not later than the effective date of the Registration Statement, use its best efforts to provide a CUSIP number for all Registrable Securities, and provide the applicable transfer agents with printed certificates for the Registrable Securities, which are in a term eligible for deposit with The Depository Trust Company.

          The Company may require each Selling Holder to promptly furnish in writing to the Company such information regarding the distribution of the Registrable Securities as the Company may from time to time reasonably request and such other information as may be legally required in connection with such registration including, without limitation, all such information as may be requested by the Commission or the National Association of Securities Dealers, Inc.

          Each Selling Holder agrees that, upon receipt of any notice from the Company of the happening of any event of the kind described in Section 3.1(f) hereof, such Selling Holder will forthwith discontinue disposition of Registrable Securities pursuant to the Registration Statement covering such Registrable Securities until such Selling Holder's receipt of the copies of the supplemented or amended Prospectus contemplated by Section 3.1(f) hereof, and, if so directed by the Company, such Selling Holder will deliver to the Company all copies, other than permanent file copies then in such Selling Holder's possession, of the most recent Prospectus covering such Registrable Securities at the time of receipt of such notice. In the event the Company shall give such notice, the Company shall extend the period during which such Registration Statement shall be maintained effective (including the period referred to in Section 3.1(a) hereof) by the number of days during the period from and including the date of the giving of notice pursuant to Section 3.1(f) hereof to the date when the Company shall make available to the Selling Holders covered by such Registration Statement a Prospectus supplemented or amended to conform with the requirements of Section 3.1(f) hereof.

          SECTION 3.2. Registration Expenses. The Company shall pay all expenses incident to the Company's performance of or compliance with this Agreement including, without limitation: (i) all registration and filing fees,
(ii) the fees and expenses of compliance with securities or blue sky laws (including fees and disbursements of counsel in connection with blue sky qualifications of the Registrable Securities), (iii) all printing, messenger and delivery expenses, (iv) the Company's internal expenses (including, without limitation, all salaries and expenses of its officers and employees performing legal or accounting duties), (v) the fees and expenses incurred in connection with the listing or quotation, as appropriate, of the Registrable Securities, (vi) the fees and disbursements of counsel for the Company and the fees and expenses for independent certified public accountants retained by the Company (including the expenses of any special audit or cold comfort letters) and (vii) the fees and expenses of any special experts retained by the Company in connection with such registration. The Company shall have no obligation to pay any underwriting fees, discounts or commissions attributable to the sale of Registrable Securities and any of the expenses incurred by Selling Holders which are not payable by the Company, such costs to be borne by the Selling Holder or Selling Holders.

                                  ARTICLE 4.
                       INDEMNIFICATION AND CONTRIBUTION

          SECTION 4.1. Indemnification by the Company. The Company agrees to indemnify and hold harmless, to the fullest extent permitted by law, each Selling Holder, its general partners, limited partners, managers, officers, directors, employees, advisors and agents, and each Person, if any, who controls, is controlled by or is under common control with such Selling Holder within the meaning of Section 15 of the Securities Act or Section 20 of the Exchange Act, together with the general partners, limited partners, managers, officers, directors, employees, advisors and agents of such controlling Person (collectively, the "Controlling Persons"), from and against any loss, claim, damage, liability, attorneys' fees, cost or expense and costs and expenses of investigating and defending any such claim (collectively, the "Damages") and any action in respect thereof to which such Selling Holder, its general partners, managing partners, managers, officers, directors, employees, advisors and agents, and any such Controlling Person may become subject under the Securities Act, the Exchange Act state blue sky laws, common law or otherwise, insofar as such Damages (or proceedings in respect thereof) arise out of, or are based upon, (x) any untrue statement or alleged untrue statement of a material fact contained in any Registration Statement or Prospectus or any preliminary or summary Prospectus, (y) any omission or alleged omission to state therein a material fact required to be stated therein or necessary to make the statements therein not misleading, except insofar as the same are based upon information furnished in writing to the Company by a Selling Holder expressly for use therein, or (z) any violation by the Company of any federal, state or common law rule or regulation applicable to the Company and relating to action required of or inaction by the Company in connection with any such registration, and the Company shall reimburse each Selling Holder, its partners, officers, directors, employees, advisors and agents, and each such Controlling Person for any legal and other expenses reasonably incurred by that Selling Holder, its partners, officers, directors, employees, advisors and agents, or any such Controlling Person in investigating or defending or preparing to defend against any such Damages or proceedings; provided, however, that the Company shall not be liable to any Selling Holder or other indemnitee to the extent that any such Damages arise out of or are based upon an untrue statement or omission made in any copy of the final Prospectus with or prior to the delivery of written confirmation of the sale by such Selling Holder to the Person asserting the claim from which such Damages arise in any case where such delivery of the Prospectus (as amended or supplemented) is required by the Securities Act, and
(ii) the final Prospectus would have corrected such untrue statement or such omission, where such failure to deliver the Prospectus was not a result of non-compliance by the Company under Section 3.1(f) of this Agreement. The Company also agrees to indemnify any Underwriters of the Registrable Securities, their officers and directors and each Person who controls such Underwriters on substantially the same basis as that of the indemnification of the Selling Holders provided in this Section 4.1. This indemnity will survive the transfer of the Registrable Securities by the Holder thereof.

          SECTION 4.2. Indemnification by Selling Holders. Each Selling Holder agrees, severally but not jointly, to indemnify and hold harmless the Company, its officers, directors, employees, advisors and agents and each Person, if any, who controls the Company within the meaning of Section 15 of the Securities Act or Section 20 of the Exchange Act, together with the partners, officers, directors, employees, advisors and agents of such Controlling Person, to the same extent as the foregoing indemnity from the Company to such Selling Holder, but only with reference to information related to such Selling Holder, or its plan of distribution, furnished in writing by such Selling Holder expressly for use in any Registration Statement or Prospectus, or any amendment or supplement thereto, or any preliminary Prospectus; provided, however, that such Selling Holder shall not be liable in any such case to the extent that prior to the filing of any such Registration Statement or Prospectus or amendment or supplement thereto, such Selling Holder has furnished in writing to the Company information expressly for use in such Registration Statement or Prospectus or any amendment or supplement thereto which corrected or made not misleading information previously furnished to the Company. In no event shall the liability of any Selling Holder be greater in amount than the dollar amount of the proceeds received by such Selling Holder upon the sale of the Registrable Securities giving rise to such indemnification obligation. In case any action or proceeding shall be brought against the Company or its officers, directors, employees, advisors or agents or any such Controlling Person or its officers, directors, employees or agents, in respect of which indemnity may be sought against such Selling Holder, such Selling Holder shall have the rights and duties given to the Company, and the Company or its officers, directors, employees or agents, or such Controlling Person, or its officers, directors, employees, advisors or agents, shall have the rights and duties given to such Selling Holder, by the preceding paragraph. This indemnity will survive the transfer of the Registrable Securities by the Holder thereof.

          SECTION 4.3. Conduct of Indemnification Proceedings. Promptly after receipt by any Person in respect of which indemnity may be sought pursuant to Section 4.1 or 4.2 (an "Indemnified Party") of notice of any claim or the commencement of any action, the Indemnified Party shall, if a claim in respect thereof is to be made against the Person against whom such indemnity may be sought (an "Indemnifying Party"), notify the Indemnifying Party in writing of the claim or the commencement of such action; provided that the failure to notify the Indemnifying Party shall not relieve it from any liability which it may have to an Indemnified Party otherwise than under
Section 4.1 or 4.2 except to the extent of any actual prejudice resulting therefrom. If any such claim or action shall be brought against an Indemnified Party, and it shall notify the Indemnifying Party thereof, the Indemnifying Party shall be entitled to participate therein, and, to the extent that it wishes, jointly with any other similarly notified Indemnifying Party, to assume the defense thereof with counsel reasonably satisfactory to the Indemnified Party. After notice from the Indemnifying Party to the Indemnified Party of its election to assume the defense of such claim or action, the Indemnifying Party shall not be liable to the Indemnified Party for any legal or other expenses subsequently incurred by the Indemnified Party in connection with the defense thereof other than reasonable costs of investigation; provided that the Indemnified Party shall have the right to employ separate counsel to represent the Indemnified Party and its Controlling Persons who may be subject to liability arising out of any claim in respect of which indemnity may be sought by the Indemnified Party against the Indemnifying Party, but the fees and expenses of such counsel shall be for the account of such Indemnified Party unless (i) the Indemnifying Party and the Indemnified Party shall have mutually agreed to the retention of such counsel or (ii) in the opinion of counsel to such Indemnified Party, representation of both parties by the same counsel would be inappropriate due to actual or potential conflicts of interest between them, it being understood, however, that the Indemnifying Party shall not, in connection with any one such claim or action or separate but substantially similar or related claims or actions in the same jurisdiction arising out of the same allegations or circumstances, be liable for the fees and expenses of more than one separate firm of attorneys (together with local counsel) at any time for all Indemnified Parties. No Indemnifying Party shall, without the prior written consent of the Indemnified Party, effect any settlement of any claim or pending or threatened proceeding in respect of which the Indemnified Party is or could have been a party and indemnity could have been sought hereunder by such Indemnified Party, and such settlement includes an unconditional release of such Indemnified Party from all liability arising out of such claim or proceeding. Whether or not the defense of any claim or action is assumed by the Indemnifying Party, such Indemnifying Party will not be subject to any liability for any settlement made without its consent, which consent will not be unreasonably withheld.

          SECTION 4.4. Contribution. If the indemnification provided for in this Article 4 is unavailable to the Indemnified Parties in respect of any Damages referred to herein, then each Indemnifying Party, in lieu of indemnifying such Indemnified Party, shall contribute to the amount paid or payable by such Indemnified Party as a result of such Damages in such proportion as is appropriate to reflect the relative benefits received by the Company on the one hand and the Selling Holders on the other from the offering of the Registrable Securities, or if such allocation is not permitted by applicable law, in such proportion as is appropriate to reflect not only the relative benefits but also the relative fault of the Company on the one hand and the Selling Holders on the other in connection with the statements or omissions which resulted in such Damages, as well as any other relevant equitable considerations. The relative benefits received by the Company on the one hand and the holders of Registrable Securities on the other hand with respect to an offering thereof shall be deemed to be in the same proportion that the total purchase price paid to the Company in respect of the Registrable Securities bears to the amount by which the total net proceeds from the offering of the Registrable Securities (before deducting expenses) received by the holders thereof with respect to such offering exceeds the purchase price paid to the Company in respect of such Registrable Securities. The relative fault of the Company on the one hand and of each Selling Holder on the other shall be determined by reference to, among other things, whether the untrue or alleged untrue statement of a material fact or the omission or alleged omission to state a material fact relates to information supplied by such party, and the parties' relative intent, knowledge, access to information and opportunity to correct or prevent such statement or omission.

          The Company and the Selling Holders agree that it would not be just and equitable if contribution pursuant to this Section 4.4 were determined by pro rata allocation or by any other method of allocation which does not take account of the equitable considerations referred to in the immediately preceding paragraph. The amount paid or payable by an Indemnified Party as a result of the Damages referred to in the immediately preceding paragraph shall be deemed to include, subject to the limitations set forth above, any legal or other expenses reasonably incurred by such Indemnified Party in connection with investigating or defending any such action or claim. Notwithstanding the provisions of this Section 4.4, no Selling Holder shall be required to contribute any amount in excess of the amount by which the total price at which the Registrable Securities of such Selling Holder were offered to the public exceeds the amount of any damages which such Selling Holder has otherwise paid by reason of such untrue or alleged untrue statement or omission or alleged omission. No Person guilty of fraudulent misrepresentation (within the meaning of Section 11(f) of the Securities Act) shall be entitled to contribution from any Person who was not guilty of such fraudulent misrepresentation. Each Selling Holder's obligations to contribute pursuant to this Section 4.4 is several in the proportion that the proceeds of the offering received by such Selling Holder bears to the total proceeds of the offering received by all the Selling Holders and not joint.

ARTICLE 5.
MISCELLANEOUS

          SECTION 5.1. Participation in Underwritten Registrations. No Person may participate in any underwritten registration hereunder unless such Person (a) agrees to sell such Person's securities on the basis provided in any underwriting arrangements approved by the Persons entitled hereunder to approve such arrangements, and (b) completes and executes all questionnaires, powers of attorney, indemnities, underwriting agreements and other documents reasonably required under the terms of such underwriting arrangements and these registration rights.

          SECTION 5.2. Rule 144 and 144A; Regulation S. The Company covenants that it will use all reasonable efforts to file any reports required to be filed by it under the Securities Act and the Exchange Act and that it will take such further action as any Holder may reasonably request, all to the extent required from time to time to enable Holders to sell Registrable Securities without registration under the Securities Act within the limitation of the exemptions provided by (a) Rule 144 or Rule 144A under the Securities Act, (b) Regulation S under the Securities Act, or (c) any other applicable exemption from the registration requirements of the Securities Act adopted by the Commission. Upon the request of any Holder, the Company will deliver to such Holder a written statement as to whether it has complied with such requirements.

          SECTION 5.3. Amendment and Modification. Any provision of this Agreement may be waived, provided that such waiver is set forth in a writing executed by the party against whom the enforcement of such waiver is sought. This Agreement may not be amended, modified or supplemented other than by a written instrument signed by the holders of at least a majority of the Registrable Securities (calculated on an as converted basis). No course of dealing between or among any Persons having any interest in this Agreement will be deemed effective to modify, amend or discharge any part of this Agreement or any rights or obligations of any Person under or by reason of this Agreement.

          SECTION 5.4. Successors and Assigns; Third Party Beneficiaries. This Agreement and all of the provisions hereof shall be binding upon and inure to the benefit of the parties hereto, each subsequent Holder and their respective successors and assigns and executors, administrators and heirs. Holders are intended third party beneficiaries of this Agreement and this Agreement may be enforced by such Holders.

          SECTION 5.5. Entire Agreement. This Agreement sets forth the entire agreement and understanding between the parties as to the subject matter hereof and merges and supersedes all prior discussions, agreements and understandings of any and every nature among them, including the Letter of Intent dated January 11, 1999.

          SECTION 5.6. Headings. Subject headings are included for convenience only and shall not affect the interpretation of any provisions of this Agreement.

          SECTION 5.7. Notices. Any notice, demand, request, waiver, or other communication under this Agreement shall be in writing and shall be deemed to have been duly given on the date of service if personally served or sent by telecopy, on the Business Day after notice is delivered to a courier or mailed by express mail if sent by courier delivery service or express mail for next day delivery and on the third day after mailing if mailed to the party to whom notice is to be given, by first class mail, registered, return receipt requested, postage prepaid and addressed as follows:

          If to the Company to:

               15 Link Drive
               Binghamton, New York 13904
               Attention: Chief Executive Officer
               Telecopier No.: (607) 722-5045

               with a copy to:

               Swidler Berlin Shereff Friedman, LLP
               919 Third Avenue
               20th Floor
               New York, New York 10022
               Attention: Richard A. Goldberg, Esq.
               Telecopier No.: (212) 758-9526

          If to the Purchaser to:

               Charlottenstrasse 16
               D-10117 Berlin
               Germany
               Attention: Oliver Bormann
               Telecopier no.: 011 49 30 20 305 555

               with a copy to:

               Linklaters & Paines
               1345 Avenue of the Americas
               19th Floor
               New York, New York 10105
               Attention: Lawrence A. Vranka, Jr., Esq.
               Telecopier no.: (212) 424-9100

     SECTION 5.8. Governing Law; Forum; Process. This Agreement shall be governed by and construed in accordance with the laws of the State of New York, without regard to any choice-of-law principles thereof.


     SECTION 5.9. Consent to Jurisdiction, Waiver of Immunities. The Company and the Holders hereby irrevocably submit to the non-exclusive jurisdiction of any court of the State of New York or United States federal court sitting in the Borough of Manhattan, The City of New York, and any appellate court therefrom, in any action or proceeding arising out of or relating to this Agreement and hereby irrevocably agree that all claims in respect of such action or proceeding may be heard and determined in such court. The Company and the Holders irrevocably waive, to the fullest extent permitted by applicable law, the defense of an inconvenient forum to the maintenance of such action or proceeding.

     SECTION 5.10. Recapitalization, etc. In the event that any securities are issued in respect of, in exchange for, or in substitution of, any Registrable Securities by reason of any reorganization, recapitalization, reclassification, merger, consolidation, spin-off, partial or complete liquidation, stock dividend, stock split, sale of assets, distribution to stockholders or combination of the shares of Registrable Securities or any other change in the Company's capital structure, appropriate adjustments shall be made in the percentages specified herein so as to fairly and equitably preserve, as far as practicable, the original rights and obligations of the parties hereto under this Agreement.

     SECTION 5.11. Counterparts. This Agreement may be executed in counterparts, each of which shall be deemed an original, and all of which taken together shall constitute one and the same agreement.

     SECTION 5.12. Severability. In the event that any one or more of the immaterial provisions contained in this Agreement shall for any reason be held to be invalid, illegal or unenforceable, the same shall not affect any other provision of this Agreement, but this Agreement shall be construed in a manner which, as nearly as possible, reflects the original intent of the parties.

     SECTION 5.13. No Prejudice. The terms of this Agreement shall not be construed in favor of or against any party on account of its participation in the preparation hereof.


     SECTION 5.14. Words in Singular and Plural Form. Words used in the singular form in this Agreement shall be deemed to import the plural, and vice versa, as the sense may require.

          IN WITNESS WHEREOF, the parties hereto have executed this Agreement as of the date set forth above.


     SEMICONDUCTOR LASER INTERNATIONAL CORPORATION, a Delaware corporation


     By: __________________________________
             Name: Geoffrey T. Burnham
             Title: President & Chief Executive Officer

     bmp MOBILITY AG VENTURE CAPITAL,
     a German stock corporation


     By:___________________________________
             Name: Oliver Borrmann
             Title: CEO

                                                              EXHIBIT C

                            [Form of OPINION]


                             _______________, 1999


bmp Mobility AG Venture Capital
Charlottenstrasse 16
D-10117 Berlin
Germany

               Re:Stock Purchase Agreement, dated as of ____________, 1999
                  (the "Agreement"), between Semiconductor Laser International Corporation, a Delaware corporation (the "Company") and bmp Mobility AG Venture Capital, a German stock corporation
                  (the "Purchaser")

Gentlemen and Ladies:

     We have acted as special corporate and securities counsel to the Company in connection with the execution and delivery by the Company of the Agreement and the transactions contemplated thereby. Unless otherwise indicated, capitalized terms used but not otherwise defined herein shall have the respective meanings attributed to them in the Agreement. This opinion is being delivered to you pursuant to Section [4.1(b)][4.3(b)] of the Agreement.

     In connection with this opinion, we have examined originals or copies, certified or otherwise identified to our satisfaction to be genuine, of the following:

(i)the Agreement and all exhibits and schedules thereto, the Certificate of Designations and the Registration Rights Agreement;

(ii)certain resolutions adopted by the Board of Directors of the Company authorizing the execution and delivery of the Transaction Documents;

(iii) a certified copy of the Company's Certificate of Incorporation issued by the Secretary of State of the State of Delaware as of March 20, 1996;

 (iv)the By-laws of the Company, as amended to date, certified by the WordPerfect Structure - Header A Beginning */
Chairman of the Board, President and Chief Executive Officer of the Company;

(v) a good standing certificate of the Company, issued by the Secretary of State of the State of Delaware as of February 1, 1999 (the "Good Standing Certificate"); and

(vi)such other agreements, documents, certificates and instruments relating to the Company as we have deemed necessary under the circumstances.

     In making such examination, we have assumed the genuineness of all signatures, the authority of all signatories other than on behalf of the Company, the legal competence and capacity of all individuals who are signatories, the authenticity of all documents submitted to us as originals, and the conformity to original documents of documents submitted to us as certified or photostatic copies. Except as otherwise noted, we have also assumed the due execution and delivery pursuant to valid authorization of each Transaction Document by the Purchaser.

     We note that we are not general counsel to the Company and would not ordinarily be familiar with or aware of matters relating to the Company unless they are brought to our attention by representatives of the Company, as applicable, with respect to matters upon which we have been specifically requested to act by the Company, as applicable. Accordingly, our examination in connection herewith has been limited to the documents identified to us by the Company as relevant to the transactions contemplated by the Agreement.

     Our opinion as to the organization of the Company set forth in paragraph 1 below is based solely upon the certified copy of the Company's Certificate of Incorporation issued by the Secretary of State of the State of Delaware as of March 20, 1996. Our opinion as to the valid existence and good standing of the Company in the State of Delaware set forth in paragraph 1 below is based solely upon the Good Standing Certificate.

     Insofar as paragraph 6 of this opinion relates to orders, writs, injunctions, decrees, statutes, rules or regulations, we have relied on our inqu iry of various officers of the Company and such examinations of law as we deemed appropriate based upon such inquiry. In that regard, we advise you that we have not searched any court records, indices or dockets. As to matters of fact material to this opinion, we have relied upon a certificate of an officer of the Company and, with the Company's permission, the representations and warranties of the Company contained in the Agreement.

     The phrase "to our knowledge" as used in this opinion shall mean the actual knowledge of attorneys within our firm based on (i) work performed on substantive aspects of this transaction or other matters which have come to their attention in the course of their representation of the Company, as applicable, (ii) inquiries of and consultations with certain officers of the Company, and (iii) our review of the documents and agreements set forth herein, and does not include matters as to which such attorneys could be deemed to have constructive knowledge.

     We note that we do not render any opinion herein regarding the laws of jurisdictions other than the laws of the State of New York, except with respect to the federal securities laws of the United States of America and except for matters governed by Delaware general corporate law in the opinions expressed below. To the extent that any matters covered by an opinion expressed below involve the laws of the State of Delaware, our opinion is based solely upon our reading of the General Corporation Law of the State of Delaware and official certificates issued by appropriate authorities of the State of Delaware.

     Subject to and based upon the foregoing, and subject to the further qualifications set forth below, it is our opinion that:

1.The Company is a corporation duly organized, validly existing and in good standing under the laws of the State of Delaware, is duly qualified to transact business and is in good standing in each jurisdiction in which the conduct of its business or its ownership or leasing of property requires such qualification, except where the failure to be so qualified would not have a material adverse effect on the business, properties or financial condition of the Company (a "Material Adverse Effect"). The Company has all requisite corporate power and authority to own, lease and operate its properties and to carry on its business as it is now being conducted.
2.The authorized capital stock of the Company consists solely of 20,000,000 shares of common stock and 5,000,000 shares of preferred stock.
3.The Securities have been duly authorized and, when the Common Stock is issued, delivered and paid for on the First Closing Date and the Series B Preferred Stock is issued, delivered and paid for on the Second Closing Date, in each case in accordance with the terms of the Agreement, and subject to the filing of the Certificate of Designations with the Secretary of State of the State of Delaware, the Securities will be validly issued, fully paid and non-assessable shares of (i) the Company's common stock, par value $0.01 per share, and (ii) the Company's preferred stock, par value $0.01 per share, respectively, free from all liens, claims and encumbrances with respect to the issue thereof and will not impose personal liability on the holder thereof; the holders of outstanding shares of the Company's Capital Stock are not entitled to statutory preemptive or, to our knowledge, any other rights to subscribe for the Securities.
4.5,000,000 shares of common stock of the Company have been duly authorized and reserved for issuance upon the conversion of the Series B Preferred Stock (the "Conversion Shares") and when issued upon such conversion in accordance with the terms of the Certificate of Designations, subject to the filing of the Certificate of Designations with the Secretary of State of the State of Delaware, will be validly issued, fully paid and non-assessable, free from all liens, claims and encumbrances with respect to the issue thereof and will not impose personal liability on the holder thereof; the holders of outstanding shares of the Company's Capital Stock are not entitled to preemptive or, to our knowledge, other rights to subscribe for the Conversion Shares.
5.The Company has all requisite corporate power and authority to execute and deliver the Agreement, the Registration Rights Agreement, the Certificate of Designations and the other Transactions Documents and to consummate the transactions contemplated thereby. The execution and delivery of the Agreement, the Registration Rights Agreement, the Certificate of Designations and the other Transaction Documents by the Company and the consummation by the Company of the transactions contemplated thereby (including, without limitation, the issuance of the Securities and the Conversion Shares) have been duly and validly authorized by the Board of Directors of the Company, and except to the extent shareholder approval is required to be obtained under the NASDAQ SmallCap Market rules, no other corporate proceedings on the part of the Company are necessary to authorize the Agreement, the Registration Rights Agreement, the Certificate of Designations and the other Transaction Documents or to consummate the transactions so contemplated. The Agreement, the Registration Rights Agreement, the Certificate of Designations and the other Transaction Documents have been duly and validly executed and delivered by the Company and constitute valid and binding obligations, or, in the case of the Certificate of Designations, instruments, of the Company, enforceable against the Company in accordance with their terms, except as may be limited by (i) applicable bankruptcy, insolvency, reorganization, moratorium, fraudulent conveyance and other laws affecting creditors rights generally and (ii) the availability of equitable remedies, and except as indemnity and contribution rights may be limited by applicable securities laws.
6.The execution, delivery and performance of the Agreement, the Registration Rights Agreement, the Certificate of Designations and the other Transaction Documents by the Company and the consummation of the transactions contemplated thereby (including the issuance of the Securities and the Conversion Shares) will not contravene or result in any violation of or default (with or without notice or lapse of time, or both) under, or give rise to a right of termination, cancellation to acceleration of any obligation, or result in creation of any Lien upon any of the properties or assets or the Company under, (a) the Charter Documents, (b) any instrument, contract or agreement known to us as to which the Company is a party of by which any of its assets or properties is bound, or (c) any Law, judgment or decree known by us to be applicable to the Company or its properties or assets, other than, in the case of clauses (b) or (c), any such violations, defaults, rights or Liens that individually or in the aggregate could not reasonably be expected to have a Material Adverse Effect.
7.No consent, approval, order or authorization of, or registration, declaration or filing with any Governmental Authority, is required by the Company in connection with the execution and delivery of the Agreement by the Company or the consummation by the Company of the transactions contemplated by the Agreement, the Registration Rights Agreement, the Certificate of Designations and the other Transaction Documents (including the issuance of the Securities and the Conversion Shares), except those which are contemplated by the Agreement.
8.Except as disclosed in the SEC Documents, to our knowledge there is (x) no suit, action or proceeding pending or threatened against the Company that could reasonably be expected to have a Material Adverse Effect, (y) judgment, decree, injunction, rule or order of any Governmental Authority or arbitrator outstanding against the Company in each case that could reasonably be expected to have a Material Adverse Effect.
9.On the basis of and in reliance upon the factual representations, warranties and covenants of the Purchaser contained in the Agreement, the offer and sale of the Securities to the Purchaser pursuant to the Agreement is exempt from the registration requirements of Section 5 of the Securities Act.
     This opinion is delivered solely to you for your information in connection with the transactions contemplated by the Agreement and may not be used, circulated or relied on by any other person or quoted in whole or in part or otherwise referred to without our express prior written consent. The opinions expressed herein are as of the date hereof and we disclaim any obligation to update this opinion.

                                   Very truly yours,

                         SWIDLER BERLIN SHEREFF FRIEDMAN, LLP


SBSF:RAG:GA:SMZ:SAN

         EX-10.18

                          REGISTRATION RIGHTS AGREEMENT

                                      BETWEEN

                                  BMP MOBILITY AG
                                  VENTURE CAPITAL

                                        AND

                   SEMICONDUCTOR LASER INTERNATIONAL CORPORATION


                            Dated as of February 5, 1999

                                TABLE OF CONTENTS

                                                               Page No.

ARTICLE 1.
      DEFINITIONS                                                  1
      SECTION 1.1.Definitions                                      1

ARTICLE 2.
      REGISTRATION RIGHTS                                          4
      SECTION 2.1.Demand Registration                              4
      SECTION 2.2.Piggy-Back Registration                          5
      SECTION 2.3.Reduction of Offering                            6

ARTICLE 3.
      REGISTRATION PROCEDURES                                      7
      SECTION 3.1.Filings; Information                             7
      SECTION 3.2.Registration Expenses                           11

ARTICLE 4.
      INDEMNIFICATION AND CONTRIBUTION                            12
      SECTION 4.1.Indemnification by the Company                  12
      SECTION 4.2.Indemnification by Selling Holders              13
      SECTION 4.3.Conduct of Indemnification Proceedings          13
      SECTION 4.4.Contribution                                    14

ARTICLE 5.
      MISCELLANEOUS                                               15
      SECTION 5.1.Participation in Underwritten Registrations     15
      SECTION 5.2.Rule 144 and 144A; Regulation S                 15
      SECTION 5.3.Amendment and Modification                      15
      SECTION 5.4.Successors and Assigns; Third Party
                  Beneficiaries                                   16
      SECTION 5.5.Entire Agreement                                16
      SECTION 5.6.Headings                                        16
      SECTION 5.7.Notices                                         16
      SECTION 5.8.Governing Law; Forum; Process                   17
      SECTION 5.9.Consent to Jurisdiction, Waiver of Immunities   17
      SECTION 5.10.Recapitalization, etc.                         17
      SECTION 5.11.Counterparts                                   17
      SECTION 5.12.Severability                                   18
      SECTION 5.13.No Prejudice                                   18
      SECTION 5.14.Words in Singular and Plural Form              18

                      REGISTRATION RIGHTS AGREEMENT


          REGISTRATION RIGHTS AGREEMENT, dated as of February 5, 1999 (this "Agreement"), between Semiconductor Laser International Corporation, a Delaware corporation (the "Company") and bmp Mobility AG Venture Capital, a German stock corporation ("Purchaser").

          WHEREAS, the Company and the Purchaser have entered into a Securities Purchase Agreement, dated as of the date hereof (the "Purchase Agreement"), pursuant to which the Purchaser will acquire an aggregate of two million (2,000,000) shares of the Company's common stock (the "Common Stock"), par value $.01 per share, for an aggregate purchase price of seven-hundred-fifty thousand dollars ($750,000), and an aggregate of not less than six hundred fifty thousand (650,000) and not more than one million (1,000,000) shares of the Company's Series B Convertible Preferred Stock, $.01 par value per share (the "Series B Preferred Stock), for an aggregate purchase price of up to two million dollars ($2,000,000); and

          WHEREAS, it is a condition precedent to the purchase of the Common Stock and the Series B Preferred Stock under the Purchase Agreement that the Company provide certain registration rights to the Purchaser with respect to the shares of Common Stock purchased pursuant to the terms of the Purchase Agreement and issuable upon conversion of the Series B Preferred Stock.

          NOW, THEREFORE, in consideration on the foregoing premises and for other good and valuable consideration, the adequacy and receipt of which are hereby acknowledged, the parties hereto hereby agree as follows:

                                 ARTICLE 1.
                                DEFINITIONS

          SECTION 1.1. Definitions. The following terms shall have the meanings ascribed to them below:

          "Agreement" means this Agreement, as amended, modified or supplemented from time to time, in accordance with the terms hereof, together with any exhibits, schedules or other attachments thereto.

          "Business Day" means any day that is not a Saturday, Sunday or a day on which banking institutions in New York, New York and Berlin, Germany are authorized or obligated by law, executive order or government decree to be closed.


          "Commission" means the United States Securities and Exchange Commission or any other federal agency at the time administering the Securities Act.

          "Common Stock" has the meaning ascribed thereto in the introduction hereof.

          "Company" has the meaning ascribed thereto in the introduction hereof.

          "Controlling Person" has the meaning ascribed thereto in Section
4.1.

          "Damages" has the meaning ascribed thereto in Section 4.1.

          "Demand Registration" has the meaning ascribed thereto in Section
2.1.

          "Exchange Act" means the Securities Exchange Act of 1934, as amended, and the rules and regulations of the Commission promulgated thereunder.

          "Holder" means any Person who now holds or shall hereafter acquire and hold Registrable Securities.

          "Indemnified Party" means an Indemnified Party as defined in Section 4.3.

          "Indemnifying Party" means an Indemnifying Party as defined in
Section 4.3.

          "Person" means any individual, entity or group, including without limitation, any corporation, limited liability company, limited or general partnership, joint venture, association, joint-stock company, trust, unincorporated organization or government or other agency or political subdivision thereof.

          "Piggy-Back Registration" has the meaning ascribed thereto in
Section 2.2.

          "Prospectus" means the prospectus included in any Registration Statement (including without limitation, a prospectus that discloses information previously omitted from a prospectus filed as part of an effective Registration Statement in reliance upon Rule 430A promulgated under the Securities Act), as amended or supplemented by any prospectus supplement, with respect to the terms of the offering of any portion of the securities covered by such Registration Statement, and all other amendments and supplements to the prospectus, including post-effective amendments, and all material incorporated by reference or deemed to be incorporated by reference in such prospectus.

          "Purchase Agreement" has the meaning ascribed thereto in the introduction hereof.

          "Purchaser" has the meaning ascribed thereto in the introduction hereof.
          "Registrable Securities" means (i) the shares of Common Stock issued pursuant to the terms of the Purchase Agreement, (ii) the shares of Common Stock issued or issuable upon conversion of the Series B Preferred Stock issued pursuant to the terms of the Purchase Agreement, and (iii) any other shares of Common Stock acquired as a result of stock splits, stock dividends, reclassifications, recapitalizations, or similar events relating to the shares described in clauses (i) and (ii) above, in each case until such time as (x) a Registration Statement covering such shares of Common Stock has been declared effective by the Commission and such shares of Common Stock have been disposed of pursuant to such effective Registration Statement, or (y) such shares of Common Stock would be eligible for sale pursuant to Rule 144 under the Securities Act (or any similar provisions then in force), without regard to the volume limitations set forth in Rule 144(e), or (z) such shares of Common Stock have been otherwise transferred and the Company has delivered a new certificate or other evidence of ownership for such Common Stock not bearing a restrictive legend and not subject to any stop transfer or similar restrictive order and all of such Common Stock may be resold by the Person receiving such certificate without complying with the registration requirements of the Securities Act.

          "Registration Statement" means any registration statement of the Company which covers any of the Registrable Securities pursuant to the provisions of this Agreement, including the Prospectus, amendments and supplements to such registration statement, including post-effective amendments, all exhibits and all material incorporated by reference in such registration statement.

          "Request" has the meaning ascribed thereto in Section 2.1(a).

          "Securities Act" means the Securities Act of 1933, as amended, and the rules and regulations of the Commission promulgated thereunder.

          "Selling Holder" means a Holder who is selling Registrable Securities pursuant to a Registration Statement under the Securities Act.



the Selling Holders as set forth in Section 3.1(c).

          "Series B Preferred Stock" has the meaning ascribed thereto in the Purchase Agreement.

          "Underwriter" means a securities dealer who purchases any Registrable Securities as principal in an underwritten offering and not as part of such dealer's market-making activities.

ARTICLE 2.
REGISTRATION RIGHTS

          SECTION 2.1.     Demand Registration.

          (a) Request for Registration. Subject to the limitations contained in this Section 2.1(a), at any time after the date hereof any Holder or Holders of an aggregate of Registrable Securities representing 25% or more of all the Registrable Securities may make written requests (individually, a "Request") to the Company for the registration of the offer and sale of some or all of the Holders' Registrable Securities under the Securities Act (such registration being hereinafter referred to as a "Demand Registration"). Subject to the penultimate sentence of Section 2.1(b), the Company shall have no obligation to effect more than two (2) Demand Registrations, including, for such purposes only, any Piggy-Back Registration offered to the Holders under
Section 2.2, unless the Company is unable to include all shares requested to be included in any such registration. Any Request will specify the number of Registrable Securities proposed to be sold and the intended method(s) of disposition thereof and shall also state the firm intent of the Holder to
offer Registrable Securities for sale.   The Company shall give written notice
of such Request within 10 days after the receipt thereof to all other
Holders. Within 20 days after receipt of such notice by any such Holder, such Holder may request in writing that all or any portion of its Registrable Securities be included in such Registration Statement and the Company shall include in the Registration Statement for such Demand Registration the Registrable Securities of all Holders that requested to be so included. Each such request by such other Holders shall specify the number of Registrable Securities proposed to be sold and the intended method(s) of disposition thereof and shall also state the firm intent of the Holder to offer Registrable Securities for sale. Notwithstanding the foregoing, the Company shall not be requested to effect a Demand Registration (i) unless the Request has been made at least 90 days since the last Registration Statement (other than a shelf registration under Rule 415 of the Securities Act or a Registration Statement on Form S-8) was filed by the Company and (ii) with respect to shares of Common Stock issuable upon conversion of such Series B Preferred Stock that are held by the Purchaser at the time of such Demand Registration, unless the Purchaser provides the Company with a written statement of its firm intent to sell its Series B Preferred Stock within 90 days of such Demand Registration.

          (b) Effective Registration. A registration will not be deemed to have been effected as a Demand Registration unless the Registration Statement relating thereto has been declared effective by the Commission and the Company has complied in all material respects with its obligations under this Agreement with respect thereto; provided that if, after the Registration Statement has become effective, the offering and/or sale of Registrable Securities pursuant to such Registration Statement is or becomes the subject of any stop order, injunction or other order or requirement of the Commission or any other governmental or administrative agency, or if any court or other governmental or quasi-governmental agency prevents or otherwise limits the offer and/or sale of the Registrable Securities pursuant to the Registration Statement, other than in each case primarily as a result of acts or omissions of the Holder or any agent thereof, such registration will be deemed not to have been effected. If (i) a registration requested pursuant to this Section
2.1 is deemed not to have been effected or (ii) the Registration Statement relating to a Demand Registration requested pursuant to this Section 2.1 does not remain effective for a period of at least 180 consecutive days beyond the effective date thereof or, with respect to an underwritten offering of Registrable Securities, until 45 days after the commencement of the distribution by the Holders of the Registrable Securities included in such Registration Statement, then the Company shall continue to be obligated to use its best efforts to effect such Registration pursuant to this Section 2.1.
The Holders shall be permitted to withdraw all or any part of the Registrable Securities from a Registration Statement at any time prior to the effective date of such Demand Registration Statement.

          (c) Selection of Underwriter. If a requested registration pursuant to this Section 2.1 involves an underwritten offering, the managing Underwriter(s) thereof shall be selected by the Selling Holders and shall be reasonably acceptable to the Company unless the Company has theretofore sold shares of Common Stock in an underwritten offering, in which case the managing Underwriter(s) of a requested registration pursuant to this Section 2.1 shall be selected by the Company and shall be reasonably acceptable to the Selling Holders.

          (d) Deferral of Registration. Notwithstanding any other provision of this Section 2, the Company shall not be obligated to effect the filing of a Registration Statement pursuant to Section 2(a) hereof (i) during any period when there exists an effective Registration Statement covering the Registrable Securities, or (ii) for a period not to exceed 120 days, if the Company shall furnish to the Holders requesting a Registration Statement under
Section 2(a) hereof a certificate, signed by the Company, stating that in the good faith judgment of the Board of Directors of the Company it would be detrimental to the best interests of the Company and its stockholders generally for such Registration Statement to be filed at that time and the reasons therefore; provided that in such event, the Holders initiating the request for registration will be entitled to withdraw such request and such request will not be deemed as having been made by the Holders for purposes of
Section 2.1(a) of this Agreement.

          SECTION 2.2. Piggy-Back Registration. If at any time the Company proposes to file a Registration Statement under the Securities Act with respect to an offering by the Company for its own account or for the account of any of its respective security holders (other than (x) a Registration Statement on Form S-4 or Form S-8 (or any substitute form that may be adopted by the Commission) or on any other form inappropriate for an underwritten public offering or related solely to securities to be issued in a merger, acquisition of the stock or assets of another entity or in a similar transaction, or (y) a Registration Statement pursuant to a Demand Registration in accordance with Section 2.1 hereof), then the Company shall give written notice of such proposed filing to the Holders as soon as practicable (but in no event less than 30 days before the anticipated filing date), and such notice shall offer such Holders the opportunity to register such number of Registrable Securities as each such Holder may request (which request shall specify the number of shares and the type of Registrable Securities intended to be disposed of by such Holder and shall also state the firm intent of the Holder to offer Registrable Securities for sale) (a "Piggy-Back Registration"). The Company shall use its best efforts to cause the managing


Registrable Securities requested to be included in a Piggy-Back Registration on the same terms and conditions as any similar securities of the Company or any other security holder included therein and to permit the sale or other disposition of such Registrable Securities in accordance with the intended method of distribution thereof. Any Holder shall have the right to withdraw its request for inclusion of its Registrable Securities in any Registration Statement pursuant to this Section 2.2 by giving written notice to the Company of its request to withdraw. The Company may withdraw a Piggy-Back Registration at any time prior to the time it becomes effective and such withdrawn Piggy-Back Registration shall not be counted for purposes of Section 2.1(a) of this Agreement.

          SECTION 2.3.     Reduction of Offering.

          (a) Demand Registration. The Company may include in a Demand Registration pursuant to Section 2.1 hereof securities of the same class as the Registrable Securities for the account of the Company and any other Persons who hold securities of the same class as the Registrable Securities on the same terms and conditions as the Registrable Securities to be included therein; provided, however, that (i) if the managing Underwriter or Underwriters of any underwritten offering described in Section 2.1 hereof have informed the Company in writing that it is their opinion that the total number of Registrable Securities, and securities of the same class as the Registrable Securities which Holders, the Company and any other Persons desiring to participate in such registration intend to include in such offering is such as to materially and adversely affect the success of such offering, then the number of shares to be offered for the account of the Company and for the account of all such other Persons (other than the Holders) participating in such registration shall be reduced or limited pro rata in proportion to the respective number of shares requested to be registered to the extent necessary to reduce the total number of shares requested to be included in such offering to the number of shares, if any, recommended by such managing Underwriter or Underwriters, and (ii) if the offering is not underwritten, no other Person, including the Company, shall be permitted to offer securities under any such Demand Registration unless the Selling Holders owning a majority-in-interest of Common Stock to be sold consent to the inclusion of such shares therein.

          (b) Piggy-Back Registration. (i) Notwithstanding anything contained herein, if the managing Underwriter or Underwriters of any underwritten offering described in Section 2.2 have informed, in writing, the Holders requesting inclusion in such offering that it is their opinion that the total number of shares which the Company, Holders and any other Persons holding securities of the same class as the Registrable Securities desiring to participate in such registration intend to include in such offering is such as to materially and adversely affect the success of such offering, then, the Company will include in such registration (A) first, all the shares the Company offered for its own account, if any, (B) then, if additional shares may be included in such registration without materially and adversely affecting the success of such offering, the shares offered by the holders of securities as a result of their exercise of "demand" registration rights by such holders, if any, and (C) then, if additional shares may be included in such registration without materially and adversely affecting the success of such offering, the number of shares offered by the Holders and such other holders of securities of the same class as the Registrable Securities whose piggy-back registration rights may not be reduced without violating their contractual rights (provided such contractual rights were in existence prior to the date of this Agreement), on a pro rata basis in proportion to the relative number of Registrable Securities of the holders (including the Holders) participating in such registration.

               (ii) If the managing Underwriter or Underwriters of any underwritten offering described in Section 2.2 notify the Holders requesting inclusion in such offering that the kind of securities that the Holders, the Company and any other Persons desiring to participate in such registration intend to include in such offering is such as to materially and adversely affect the success of such offering, (A) the Registrable Securities to be included in such offering shall be reduced as described in clause (i) above or
(B) if such reduction would, in the judgment of the managing Underwriter or Underwriters, be insufficient to substantially eliminate the material adverse effect that inclusion of the Registrable Securities requested to be included would have on such offering, such Registrable Securities will be entirely excluded from such offering.

          (c) If, as a result of the proration provisions of this Section 2.3, any Holder shall not be entitled to include all Registrable Securities in a Demand Registration or Piggy-Back Registration that such Holder has requested to be included, such Holder may elect to withdraw his request to include Registrable Securities in such registration without prejudice and without having the Registration Statement treated as a Piggy-Back Registration for purposes of Section 2.1(d).

          (d) Holdback Agreements. If any registration of Registrable Securities shall be in connection with an underwritten public offering, each Holder agrees not to effect any public sale or distribution, including any sale pursuant to Rule 144 under the Securities Act, of any Registrable Securities, and not to effect any such public sale or distribution of any other equity security of the Company or of any security convertible into or exchangeable or exercisable for any equity security of the Company (in each case, other than as part of such underwritten public offering) during the five
(5) days prior to, and during the one hundred eighty (180) day period beginning on, the effective date of such Registration Statement (except as part of such registration).

                                  ARTICLE 3.
                           REGISTRATION PROCEDURES

          SECTION 3.1. Filings; Information. Whenever the Company is required to effect or cause the registration of the offer and sale of Registrable Securities pursuant to Section 2.1 or 2.2 hereof, the Company will use its best efforts to effect the registration of the offer and the sale of such Registrable Securities in accordance with the intended method(s) of disposition thereof as quickly as practicable, and in connection with any such request:
          (a) The Company will prepare and file with the Commission a Registration Statement with respect to the offer and sale of such securities and use its best efforts to cause such Registration Statement to become and remain effective until the completion of the distribution contemplated thereby; provided, however, the Company shall not be required to keep such Registration Statement effective for more than 180 days (or such shorter period which will terminate when all Registrable Securities covered by such Registration Statement have been sold, but not prior to the expiration of the applicable period referred to in Section 4(3) of the Securities Act and Rule 174 thereunder, if applicable); provided, further, that with respect to a Demand Registration, the Company shall file with the Commission a Registration Statement as soon as is practicable after the date of the Request and in any event no later than 60 days after the date of the Request for the Demand Registration and shall cause such Registration Statement to be declared effective as soon as is practicable after the date of filing and in any event no later than 120 days after the date of such Request.

          (b) The Company will prepare and file with the Commission such amendments and post-effective amendments to the Registration Statement as may be necessary to keep such Registration Statement effective for as long as such registration is required to remain effective pursuant to the terms hereof; cause the Prospectus to be supplemented by any required Prospectus supplement, and, as so supplemented, to be filed pursuant to Rule 424 under the Securities Act; and comply with the provisions of the Securities Act applicable to it with respect to the disposition of all Registrable Securities covered by such Registration Statement during the applicable period in accordance with the intended methods of disposition by the Selling Holders set forth in such Registration Statement or supplement to the Prospectus.

          (c) The Company, at least fifteen (15) Business Days prior to filing a Registration Statement or at least ten (10) Business Days prior to filing a Prospectus or any amendment or supplement to such Registration Statement or Prospectus, will furnish to (i) each Selling Holder, (ii) not more than one counsel representing all Selling Holders ("Selling Holders Counsel"), to be selected by a majority-in-interest of such Selling Holders, and (iii) each Underwriter, if any, of the Registrable Securities covered by such Registration Statement copies of such Registration Statement as proposed to be filed, together with exhibits thereto (whether or not incorporated by reference in such Registration Statement), which documents will be subject to review and approval by each of the foregoing within ten (10) Business Days after delivery (except that such review and approval of any Prospectus or any amendment or supplement to such Registration Statement or Prospectus must be within five (5) Business Days after delivery), and thereafter, furnish to such Selling Holders, Selling Holders' Counsel and Underwriters, if any, at the Company's expense, such number of conformed copies of such Registration Statement, each amendment and supplement thereto (in each case including all exhibits thereto and documents incorporated by reference therein), the Prospectus included in such Registration Statement (including each preliminary Prospectus) and such other documents or information as such Selling Holders, Selling Holders' Counsel or Underwriters may reasonably request in order to facilitate the disposition of the Registrable Securities (it being understood that the Company consents to the use of the Prospectus and any amendment or supplement thereto by each Selling Holder and the Underwriters, if any, in connection with the offering and sale of the Registrable Securities covered by such Prospectus or any amendment or supplement thereto).

          (d) The Company will use its best efforts to prevent the entry of such stop order or to remove it at the earliest possible moment if entered.

          (e) On or prior to the date on which the Registration Statement is declared effective, use its best efforts to register or qualify such Registrable Securities under such other securities or "blue sky" laws of such jurisdictions as any Selling Holder, Selling Holders Counsel or Underwriter reasonably requests and do any and all other acts and things which may be necessary or advisable to enable such Selling Holder to consummate the disposition in such jurisdictions of such Registrable Securities owned by such Selling Holder; use its best efforts to keep each such registration or qualification (or exemption therefrom) effective during the period which the Registration Statement is required to be kept effective; and use its best efforts to do any and all other acts or things necessary or advisable to enable the disposition in such jurisdictions of the Registrable Securities covered by the applicable Registration Statement; provided that the Company will not be required to (i) qualify generally to do business in any jurisdiction where it would not otherwise be required to qualify but for this paragraph (e), (ii) subject itself to taxation in any such jurisdiction or
(iii) consent to general service of process in any such jurisdiction.

          (f) The Company will notify each Selling Holder, Selling Holders' Counsel and any Underwriter and (if requested by any such Person) confirm such notice in writing, (i) when a Prospectus or any Prospectus supplement or post-effective amendment has been filed and, with respect to a Registration Statement or any post-effective amendment, when the same has become effective, (ii) of the issuance by the Commission of any stop order suspending the effectiveness of a Registration Statement or the initiation or threatening of any proceedings for that purpose, (iii) of the issuance by any state securities commission or other regulatory authority of any order suspending the qualification or exemption from qualification of any of the Registrable Securities under state securities or "blue sky" laws or the initiation of any proceedings for that purpose, and (iv) of the happening of any event which makes any statement made in a Registration Statement or related Prospectus or any document incorporated or deemed to be incorporated by reference therein untrue in a material respect or which requires the making of any changes in such Registration Statement, Prospectus or documents so that they will not contain any untrue statement of a material fact or omit to state any material fact required to be stated therein or necessary to make the statements in the Registration Statement and Prospectus not misleading in light of the circumstances in which they were made; and, as promptly as practicable thereafter, prepare and file with the Commission and furnish a supplement or amendment to such Prospectus so that, as thereafter deliverable to the buyers of such Registrable Securities, such Prospectus will not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements therein, in light of the circumstances under which they were made, not misleading, such amendment to be subject to the Holders' review under Section 3.1(c).

          (g) The Company will use its best efforts to make generally available an earnings statement satisfying the provisions of Section 11(a) of the Securities Act no later than 90 days after the end of the 12-month period beginning with the first day of the Company's first fiscal quarter commencing after the effective date of a Registration Statement, which earnings statement shall cover said 12-month period, and which requirement will be deemed to be satisfied if the Company timely files complete and accurate information on Forms 10-QSB, 10-KSB and 8-KSB under the Exchange Act and otherwise complies with Rule 158 under the Securities Act.

          (h) The Company will enter into customary agreements reasonably satisfactory to the Company (including, if applicable, an underwriting agreement in customary form and which is reasonably satisfactory to the Company) and take such other actions as are reasonably required in order to expedite or facilitate the disposition of such Registrable Securities.

          (i) The Company, during the period when the Prospectus is required to be delivered under the Securities Act, will use all reasonable efforts to file all documents required to be filed with the Commission pursuant to Section 13(a), 13(c), 14 or 15(d) of the Exchange Act.

          (j) The Company will use its best efforts to cause all such Registrable Securities to be listed on each securities exchange or quoted on any automated quotation system on which similar securities of the Company are then listed or quoted and enter into customary agreements, including a listing application in customary form; provided that the applicable listing requirements are satisfied, and to provide a transfer agent and register (to the extent that the Company utilizes the services of a transfer agent and register at such time) for such Registrable Securities covered by the Registration Statement no later than the effective date of such Registration Statement.

          (k) The Company will make available for inspection by any Holder of Registrable Securities covered by the Registration Statement, any underwriter participating in any disposition pursuant to such Registration Statement, and any attorney, accountant, or other agent retained by any such Holder or underwriter (collectively, the "Inspectors"), all financial and other records, pertinent corporate documents and properties of the Company as such Inspector shall deem necessary or desirable in order to permit it to conduct a reasonable investigation within the meaning of Section 11 of the Securities Act and cause the Company's officers, directors and employees to supply all information and respond to all inquiries reasonably requested by any such Inspector in connection with such Registration Statement.

          (l) The Company will use its best efforts to obtain a comfort letter from the Company's independent public accountants in customary form and covering such matters of the type customarily covered by comfort letters.

          (m) The Company will, not later than the effective date of the Registration Statement, use its best efforts to provide a CUSIP number for all Registrable Securities, and provide the applicable transfer agents with printed certificates for the Registrable Securities, which are in a term eligible for deposit with The Depository Trust Company.

          The Company may require each Selling Holder to promptly furnish in writing to the Company such information regarding the distribution of the Registrable Securities as the Company may from time to time reasonably request and such other information as may be legally required in connection with such registration including, without limitation, all such information as may be requested by the Commission or the National Association of Securities Dealers, Inc.

          Each Selling Holder agrees that, upon receipt of any notice from the Company of the happening of any event of the kind described in Section 3.1(f) hereof, such Selling Holder will forthwith discontinue disposition of Registrable Securities pursuant to the Registration Statement covering such Registrable Securities until such Selling Holder's receipt of the copies of the supplemented or amended Prospectus contemplated by Section 3.1(f) hereof, and, if so directed by the Company, such Selling Holder will deliver to the Company all copies, other than permanent file copies then in such Selling Holder's possession, of the most recent Prospectus covering such Registrable Securities at the time of receipt of such notice. In the event the Company shall give such notice, the Company shall extend the period during which such Registration Statement shall be maintained effective (including the period referred to in Section 3.1(a) hereof) by the number of days during the period from and including the date of the giving of notice pursuant to Section 3.1(f) hereof to the date when the Company shall make available to the Selling Holders covered by such Registration Statement a Prospectus supplemented or amended to conform with the requirements of Section 3.1(f) hereof.

          SECTION 3.2. Registration Expenses. The Company shall pay all expenses incident to the Company's performance of or compliance with this Agreement including, without limitation: (i) all registration and filing fees,
(ii) the fees and expenses of compliance with securities or blue sky laws (including fees and disbursements of counsel in connection with blue sky qualifications of the Registrable Securities), (iii) all printing, messenger and delivery expenses, (iv) the Company's internal expenses (including, without limitation, all salaries and expenses of its officers and employees performing legal or accounting duties), (v) the fees and expenses incurred in connection with the listing or quotation, as appropriate, of the Registrable Securities, (vi) the fees and disbursements of counsel for the Company and the fees and expenses for independent certified public accountants retained by the Company (including the expenses of any special audit or cold comfort letters) and (vii) the fees and expenses of any special experts retained by the Company in connection with such registration. The Company shall have no obligation to pay any underwriting fees, discounts or commissions attributable to the sale of Registrable Securities and any of the expenses incurred by Selling Holders which are not payable by the Company, such costs to be borne by the Selling Holder or Selling Holders.

                                  ARTICLE 4.
                       INDEMNIFICATION AND CONTRIBUTION

          SECTION 4.1. Indemnification by the Company. The Company agrees to indemnify and hold harmless, to the fullest extent permitted by law, each Selling Holder, its general partners, limited partners, managers, officers, directors, employees, advisors and agents, and each Person, if any, who controls, is controlled by or is under common control with such Selling Holder within the meaning of Section 15 of the Securities Act or Section 20 of the Exchange Act, together with the general partners, limited partners, managers, officers, directors, employees, advisors and agents of such controlling Person (collectively, the "Controlling Persons"), from and against any loss, claim, damage, liability, attorneys' fees, cost or expense and costs and expenses of investigating and defending any such claim (collectively, the "Damages") and any action in respect thereof to which such Selling Holder, its general partners, managing partners, managers, officers, directors, employees, advisors and agents, and any such Controlling Person may become subject under the Securities Act, the Exchange Act state blue sky laws, common law or otherwise, insofar as such Damages (or proceedings in respect thereof) arise out of, or are based upon, (x) any untrue statement or alleged untrue statement of a material fact contained in any Registration Statement or Prospectus or any preliminary or summary Prospectus, (y) any omission or alleged omission to state therein a material fact required to be stated therein or necessary to make the statements therein not misleading, except insofar as the same are based upon information furnished in writing to the Company by a Selling Holder expressly for use therein, or (z) any violation by the Company of any federal, state or common law rule or regulation applicable to the Company and relating to action required of or inaction by the Company in connection with any such registration, and the Company shall reimburse each Selling Holder, its partners, officers, directors, employees, advisors and agents, and each such Controlling Person for any legal and other expenses reasonably incurred by that Selling Holder, its partners, officers, directors, employees, advisors and agents, or any such Controlling Person in investigating or defending or preparing to defend against any such Damages or proceedings; provided, however, that the Company shall not be liable to any Selling Holder or other indemnitee to the extent that any such Damages arise out of or are based upon an untrue statement or omission made in any copy of the final Prospectus with or prior to the delivery of written confirmation of the sale by such Selling Holder to the Person asserting the claim from which such Damages arise in any case where such delivery of the Prospectus (as amended or supplemented) is required by the Securities Act, and
(ii) the final Prospectus would have corrected such untrue statement or such omission, where such failure to deliver the Prospectus was not a result of non-compliance by the Company under Section 3.1(f) of this Agreement. The Company also agrees to indemnify any Underwriters of the Registrable Securities, their officers and directors and each Person who controls such Underwriters on substantially the same basis as that of the indemnification of the Selling Holders provided in this Section 4.1. This indemnity will survive the transfer of the Registrable Securities by the Holder thereof.

          SECTION 4.2. Indemnification by Selling Holders. Each Selling Holder agrees, severally but not jointly, to indemnify and hold harmless the Company, its officers, directors, employees, advisors and agents and each Person, if any, who controls the Company within the meaning of Section 15 of the Securities Act or Section 20 of the Exchange Act, together with the partners, officers, directors, employees, advisors and agents of such Controlling Person, to the same extent as the foregoing indemnity from the Company to such Selling Holder, but only with reference to information related to such Selling Holder, or its plan of distribution, furnished in writing by such Selling Holder expressly for use in any Registration Statement or Prospectus, or any amendment or supplement thereto, or any preliminary Prospectus; provided, however, that such Selling Holder shall not be liable in any such case to the extent that prior to the filing of any such Registration Statement or Prospectus or amendment or supplement thereto, such Selling Holder has furnished in writing to the Company information expressly for use in such Registration Statement or Prospectus or any amendment or supplement thereto which corrected or made not misleading information previously furnished to the Company. In no event shall the liability of any Selling Holder be greater in amount than the dollar amount of the proceeds received by such Selling Holder upon the sale of the Registrable Securities giving rise to such indemnification obligation. In case any action or proceeding shall be brought against the Company or its officers, directors, employees, advisors or agents or any such Controlling Person or its officers, directors, employees or agents, in respect of which indemnity may be sought against such Selling Holder, such Selling Holder shall have the rights and duties given to the Company, and the Company or its officers, directors, employees or agents, or such Controlling Person, or its officers, directors, employees, advisors or agents, shall have the rights and duties given to such Selling Holder, by the preceding paragraph. This indemnity will survive the transfer of the Registrable Securities by the Holder thereof.

          SECTION 4.3. Conduct of Indemnification Proceedings. Promptly after receipt by any Person in respect of which indemnity may be sought pursuant to Section 4.1 or 4.2 (an "Indemnified Party") of notice of any claim or the commencement of any action, the Indemnified Party shall, if a claim in respect thereof is to be made against the Person against whom such indemnity may be sought (an "Indemnifying Party"), notify the Indemnifying Party in writing of the claim or the commencement of such action; provided that the failure to notify the Indemnifying Party shall not relieve it from any liability which it may have to an Indemnified Party otherwise than under
Section 4.1 or 4.2 except to the extent of any actual prejudice resulting therefrom. If any such claim or action shall be brought against an Indemnified Party, and it shall notify the Indemnifying Party thereof, the Indemnifying Party shall be entitled to participate therein, and, to the extent that it wishes, jointly with any other similarly notified Indemnifying Party, to assume the defense thereof with counsel reasonably satisfactory to the Indemnified Party. After notice from the Indemnifying Party to the Indemnified Party of its election to assume the defense of such claim or action, the Indemnifying Party shall not be liable to the Indemnified Party for any legal or other expenses subsequently incurred by the Indemnified Party in connection with the defense thereof other than reasonable costs of investigation; provided that the Indemnified Party shall have the right to employ separate counsel to represent the Indemnified Party and its Controlling Persons who may be subject to liability arising out of any claim in respect of which indemnity may be sought by the Indemnified Party against the Indemnifying Party, but the fees and expenses of such counsel shall be for the account of such Indemnified Party unless (i) the Indemnifying Party and the Indemnified Party shall have mutually agreed to the retention of such counsel or (ii) in the opinion of counsel to such Indemnified Party, representation of both parties by the same counsel would be inappropriate due to actual or potential conflicts of interest between them, it being understood, however, that the Indemnifying Party shall not, in connection with any one such claim or action or separate but substantially similar or related claims or actions in the same jurisdiction arising out of the same allegations or circumstances, be liable for the fees and expenses of more than one separate firm of attorneys (together with local counsel) at any time for all Indemnified Parties. No Indemnifying Party shall, without the prior written consent of the Indemnified Party, effect any settlement of any claim or pending or threatened proceeding in respect of which the Indemnified Party is or could have been a party and indemnity could have been sought hereunder by such Indemnified Party, and such settlement includes an unconditional release of such Indemnified Party from all liability arising out of such claim or proceeding. Whether or not the defense of any claim or action is assumed by the Indemnifying Party, such Indemnifying Party will not be subject to any liability for any settlement made without its consent, which consent will not be unreasonably withheld.

          SECTION 4.4. Contribution. If the indemnification provided for in this Article 4 is unavailable to the Indemnified Parties in respect of any Damages referred to herein, then each Indemnifying Party, in lieu of indemnifying such Indemnified Party, shall contribute to the amount paid or payable by such Indemnified Party as a result of such Damages in such proportion as is appropriate to reflect the relative benefits received by the Company on the one hand and the Selling Holders on the other from the offering of the Registrable Securities, or if such allocation is not permitted by applicable law, in such proportion as is appropriate to reflect not only the relative benefits but also the relative fault of the Company on the one hand and the Selling Holders on the other in connection with the statements or omissions which resulted in such Damages, as well as any other relevant equitable considerations. The relative benefits received by the Company on the one hand and the holders of Registrable Securities on the other hand with respect to an offering thereof shall be deemed to be in the same proportion that the total purchase price paid to the Company in respect of the Registrable Securities bears to the amount by which the total net proceeds from the offering of the Registrable Securities (before deducting expenses) received by the holders thereof with respect to such offering exceeds the purchase price paid to the Company in respect of such Registrable Securities. The relative fault of the Company on the one hand and of each Selling Holder on the other shall be determined by reference to, among other things, whether the untrue or alleged untrue statement of a material fact or the omission or alleged omission to state a material fact relates to information supplied by such party, and the parties' relative intent, knowledge, access to information and opportunity to correct or prevent such statement or omission.

          The Company and the Selling Holders agree that it would not be just and equitable if contribution pursuant to this Section 4.4 were determined by pro rata allocation or by any other method of allocation which does not take account of the equitable considerations referred to in the immediately preceding paragraph. The amount paid or payable by an Indemnified Party as a result of the Damages referred to in the immediately preceding paragraph shall be deemed to include, subject to the limitations set forth above, any legal or other expenses reasonably incurred by such Indemnified Party in connection with investigating or defending any such action or claim. Notwithstanding the provisions of this Section 4.4, no Selling Holder shall be required to contribute any amount in excess of the amount by which the total price at which the Registrable Securities of such Selling Holder were offered to the public exceeds the amount of any damages which such Selling Holder has otherwise paid by reason of such untrue or alleged untrue statement or omission or alleged omission. No Person guilty of fraudulent misrepresentation (within the meaning of Section 11(f) of the Securities Act) shall be entitled to contribution from any Person who was not guilty of such fraudulent misrepresentation. Each Selling Holder's obligations to contribute pursuant to this Section 4.4 is several in the proportion that the proceeds of the offering received by such Selling Holder bears to the total proceeds of the offering received by all the Selling Holders and not joint.

ARTICLE 5.
MISCELLANEOUS

          SECTION 5.1. Participation in Underwritten Registrations. No Person may participate in any underwritten registration hereunder unless such Person (a) agrees to sell such Person's securities on the basis provided in any underwriting arrangements approved by the Persons entitled hereunder to approve such arrangements, and (b) completes and executes all questionnaires, powers of attorney, indemnities, underwriting agreements and other documents reasonably required under the terms of such underwriting arrangements and these registration rights.

          SECTION 5.2. Rule 144 and 144A; Regulation S. The Company covenants that it will use all reasonable efforts to file any reports required to be filed by it under the Securities Act and the Exchange Act and that it will take such further action as any Holder may reasonably request, all to the extent required from time to time to enable Holders to sell Registrable Securities without registration under the Securities Act within the limitation of the exemptions provided by (a) Rule 144 or Rule 144A under the Securities Act, (b) Regulation S under the Securities Act, or (c) any other applicable exemption from the registration requirements of the Securities Act adopted by the Commission. Upon the request of any Holder, the Company will deliver to such Holder a written statement as to whether it has complied with such requirements.

          SECTION 5.3. Amendment and Modification. Any provision of this Agreement may be waived, provided that such waiver is set forth in a writing executed by the party against whom the enforcement of such waiver is sought. This Agreement may not be amended, modified or supplemented other than by a written instrument signed by the holders of at least a majority of the Registrable Securities (calculated on an as converted basis). No course of dealing between or among any Persons having any interest in this Agreement will be deemed effective to modify, amend or discharge any part of this Agreement or any rights or obligations of any Person under or by reason of this Agreement.

          SECTION 5.4. Successors and Assigns; Third Party Beneficiaries. This Agreement and all of the provisions hereof shall be binding upon and inure to the benefit of the parties hereto, each subsequent Holder and their respective successors and assigns and executors, administrators and heirs. Holders are intended third party beneficiaries of this Agreement and this Agreement may be enforced by such Holders.

          SECTION 5.5. Entire Agreement. This Agreement sets forth the entire agreement and understanding between the parties as to the subject matter hereof and merges and supersedes all prior discussions, agreements and understandings of any and every nature among them, including the Letter of Intent dated January 11, 1999.

          SECTION 5.6. Headings. Subject headings are included for convenience only and shall not affect the interpretation of any provisions of this Agreement.

          SECTION 5.7. Notices. Any notice, demand, request, waiver, or other communication under this Agreement shall be in writing and shall be deemed to have been duly given on the date of service if personally served or sent by telecopy, on the Business Day after notice is delivered to a courier or mailed by express mail if sent by courier delivery service or express mail for next day delivery and on the third day after mailing if mailed to the party to whom notice is to be given, by first class mail, registered, return receipt requested, postage prepaid and addressed as follows:

          If to the Company to:

               15 Link Drive
               Binghamton, New York 13904
               Attention: Chief Executive Officer
               Telecopier No.: (607) 722-5045

               with a copy to:

               Swidler Berlin Shereff Friedman, LLP
               919 Third Avenue
               20th Floor
               New York, New York 10022
               Attention: Richard A. Goldberg, Esq.
               Telecopier No.: (212) 758-9526

          If to the Purchaser to:

               Charlottenstrasse 16
               D-10117 Berlin
               Germany
               Attention: Oliver Bormann
               Telecopier no.: 011 49 30 20 305 555

               with a copy to:

               Linklaters & Paines
               1345 Avenue of the Americas
               19th Floor
               New York, New York 10105
               Attention: Lawrence A. Vranka, Jr., Esq.
               Telecopier no.: (212) 424-9100

     SECTION 5.8. Governing Law; Forum; Process. This Agreement shall be governed by and construed in accordance with the laws of the State of New York, without regard to any choice-of-law principles thereof.


     SECTION 5.9. Consent to Jurisdiction, Waiver of Immunities. The Company and the Holders hereby irrevocably submit to the non-exclusive jurisdiction of any court of the State of New York or United States federal court sitting in the Borough of Manhattan, The City of New York, and any appellate court therefrom, in any action or proceeding arising out of or relating to this Agreement and hereby irrevocably agree that all claims in respect of such action or proceeding may be heard and determined in such court. The Company and the Holders irrevocably waive, to the fullest extent permitted by applicable law, the defense of an inconvenient forum to the maintenance of such action or proceeding.

     SECTION 5.10. Recapitalization, etc. In the event that any securities are issued in respect of, in exchange for, or in substitution of, any Registrable Securities by reason of any reorganization, recapitalization, reclassification, merger, consolidation, spin-off, partial or complete liquidation, stock dividend, stock split, sale of assets, distribution to stockholders or combination of the shares of Registrable Securities or any other change in the Company's capital structure, appropriate adjustments shall be made in the percentages specified herein so as to fairly and equitably preserve, as far as practicable, the original rights and obligations of the parties hereto under this Agreement.

     SECTION 5.11. Counterparts. This Agreement may be executed in counterparts, each of which shall be deemed an original, and all of which taken together shall constitute one and the same agreement.

     SECTION 5.12. Severability. In the event that any one or more of the immaterial provisions contained in this Agreement shall for any reason be held to be invalid, illegal or unenforceable, the same shall not affect any other provision of this Agreement, but this Agreement shall be construed in a manner which, as nearly as possible, reflects the original intent of the parties.

     SECTION 5.13. No Prejudice. The terms of this Agreement shall not be construed in favor of or against any party on account of its participation in the preparation hereof.


     SECTION 5.14. Words in Singular and Plural Form. Words used in the singular form in this Agreement shall be deemed to import the plural, and vice versa, as the sense may require.

          IN WITNESS WHEREOF, the parties hereto have executed this Agreement as of the date set forth above.


     SEMICONDUCTOR LASER INTERNATIONAL CORPORATION, a Delaware corporation

         /s/ Geoffrey T. Burnham
     By: __________________________________
             Name: Geoffrey T. Burnham
             Title: President & Chief Executive Officer

     bmp MOBILITY AG VENTURE CAPITAL,
     a German stock corporation

         /s/ Oliver Borrmann
     By:___________________________________
             Name: Oliver Borrmann
             Title: CEO