Form 10QSB
period 1999-03-31
SEMICONDUCTOR LASER INTERNATIONAL CORP
filed 1999-05-14
CIK 921445

SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549


                                 --------------------

                                     FORM 10-QSB

(Mark one)
[x] Quarterly Report under section 13 or 15(d) of the Securities Exchange Act of 1934

                       For the quarter ended March 31, 1999

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

               Yes    [x]                        No    [ ]

     As of April 30, 1999, there were outstanding 12,150,832 shares of the issuers common stock, par value $.01 per share.

Transitional Small Business Disclosure Format

               Yes    [ ]                        No    [x]

                         Part I. Financial Information

Item 1. Financial Statements


                   Semiconductor Laser International Corporation

                                   Balance Sheet

                                                   December 31,      March 31,
                                                       1998            1999
                                                                    (unaudited)
                                                   ------------     ------------
Assets
Current assets
  Cash and cash equivalents                       $    112,695     $    313,846
  Accounts Receivable, net of allowance for
   doubtful accounts of $560,645 and $560,645,
   respectively                                        296,193          151,448
  Inventory                                            333,806          323,416
  Prepaid expenses and other assets                    180,853          176,122
                                                   ------------     ------------
                  Total current assets                 923,547          964,832

Property, plant and equipment, net                   2,691,926        2,639,789
Intangible assets, net                                       0                0
Deposits and other assets                              123,957          151,590
                                                   ------------     ------------
                  Total assets                    $  3,739,430     $  3,756,211
                                                   ============     ============

Liabilities and Shareholders' Equity
Current liabilities
  Accounts payable                                $  1,127,589     $  1,108,591
  Notes Payable ( Line of Credit )                     550,000          850,000
  Accrued expenses and other liabilities               164,235          171,117
  Current portion of long-term debt                     37,170           41,260
                                                   ------------     ------------
                  Total current liabilities          1,878,994        2,170,968

Long-term debt                                         765,687          751,828
Accrued royalty payments                               100,000          100,000
                                                   ------------     ------------
                  Total liabilities                  2,744,681        3,022,796
                                                   ------------     ------------
Commitments and contingencies (Notes 2 and 5)

Shareholders' Equity
Common stock, $.01 par value, 20,000,000 shares
 authorized, 10,039,552 issued and outstanding
 at December 31, 1998; 12,150,832 issued and
 outstanding at March 31, 1999                         100,396          121,508
Common Stock Issuable                                   41,073               0
Treasury stock                                        (248,241)        (248,241)
Additional paid-in capital                          18,061,560       18,820,985
Accumulated deficit                                (16,960,039)     (17,960,837)
                                                   ------------     ------------
                  Total Shareholders' Equity           994,749          733,415
                                                   ------------     ------------
                  Total liabilities and
                    Shareholders' Equity          $  3,739,430     $  3,756,211
                                                   ============     ============

                  See accompanying notes to financial statements

                  Semiconductor Laser International Corporation

                             Statement of Operations

                                                       Three Months Ended
                                                            March 31,
                                                      1998             1999
                                                   (unaudited)      (unaudited)
                                                   -----------      -----------
Net sales                                          $   257,682          298,545

Cost of sales                                         (652,433)        (663,886)
                                                   -----------      -----------
     Gross margin                                     (394,751)        (365,341)

Operating expenses:

Research and development expenses                  $     7,273      $     1,738
Sales and marketing expenses                           127,274           63,220
General and administrative expenses                    510,306          570,804
                                                    ----------       ----------
         Loss from operations                        1,039,604        1,001,103

Interest income                                         16,853              305
                                                    ----------       ----------
         Net loss                                    1,022,751        1,000,798
                                                    ==========       ==========

Net loss per share                                    ($0.12)          ($0.09)
                                                    ==========       ==========

Weighted average shares outstanding                  8,354,089       11,226,052
                                                    ==========       ==========




                  See accompanying notes to financial statements

                  Semiconductor Laser International Corporation

                            Statement of Cash Flows

                                                       Three Months Ended
                                                            March 31,
                                                      1998            1999
                                                   (unaudited)     (unaudited)
                                                   -----------     -----------
Cash flows from operating activities:
Net loss                                           $(1,022,751)    $(1,000,798)
Adjustments to reconcile net loss to
  net cash used in operating
  activities:
   Depreciation and amortization                        50,407          51,990

Change in assets and liabilities:
   (Increase)/decrease in accounts
     receivable, net                                  (113,479)        144,745
   (Increase)/decrease in inventory                   (100,483)         10,390
   Decrease in prepaid expenses
     and other assets                                   26,967           4,731
   (Increase) in deposits
     and other assets                                   (4,067)        (27,160)
   Increase/(decrease) in accounts
     payable                                           246,155         (18,998)
   Increase/(decrease) in accrued
     expenses and other liabilities                    (32,250)          6,882
                                                   -----------     -----------
Net cash used in operating activities                 (949,501)       (828,218)
                                                   -----------     -----------
Cash flows from investing activities:
Purchase of property, plant and
   equipment                                          (139,740)           (326)
Sale of equipment                                         -               -
                                                   -----------     -----------
Net cash provided from (used for)
   investing activities                               (139,740)           (326)
                                                   -----------     -----------
Cash flows from financing activities
Issuance of stock, net of expenses                        -            707,964
Issuance of warrants                                      -             31,500
Proceeds from short-term debt                             -            300,000
Payments on long-term debt                              (8,646)         (9,769)
                                                   -----------     -----------
Net cash provided by (used for) financing
   activities                                           (8,646)      1,029,695
                                                   -----------     -----------
Net (decrease) increase in cash, cash
   equivalents and restricted cash                  (1,097,887)        201,151
Cash, cash equivalents and restricted
   cash at beginning of period                       1,934,574         112,695
                                                   -----------     -----------
Cash, cash equivalents and restricted
   cash at end of period                             $ 836,687         313,846
                                                   ===========     ===========



                  See accompanying notes to financial statements

                  Semiconductor Laser International Corporation


                          Notes to Financial Statements
                                  March 31, 1999
                                   (Unaudited)


1. Organization

   Semiconductor Laser International Corporation (the"Company") was incorporated in New York State in September 1993 (inception) and, subsequently, reincorporated in Delaware in September 1997, to produce high power semiconductor diode laser wafers and bars ("HPDLs"), and to market these products worldwide.

   The Company's primary activities since incorporation, as a development stage enterprise, had been research and development, business and financial planning, raising capital and constructing and equipping its manufacturing facility. The Company had previously relied on facilities provided through the Wright Cooperative Research and Development Agreement (CRDA) with the U.S. Air Force for the development and quality control testing of its HPDLs The CRDA expired in September 1996 and was not renewed. The Company has since completed the construction of its manufacturing facility in Binghamton, New York, where it is conducting all activities.

   Effective April 1, 1997, the Company ceased operating as a development stage enterprise as it began commercial production of its products.

2. Financial Resources and Liquidity

   The Company has incurred net losses from inception(September 21, 1993) and has at March 31, 1999 an accumulated deficit of $17,960,837 and a working capital deficit of $1,206,135. Such losses have resulted primarily from the Company's activities as a development stage enterprise and have been financed primarily from proceeds from the Company's initial public offering and private equity financing (see Note 5). The Company expects that its cash and working capital requirements will continue to be significant as its operations expand. The Company expects that such cash and working capital requirements will be satisfied through a combination of revenue growth and additional private equity financing.

   However, there is no assurance that the Company will be able to obtain funds to support its operations. As a result of the foregoing, there remains substantial doubt as to the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

3. Basis of Presentation

   The accompanying unaudited financial statements have been prepared by the Company. Certain information and footnote disclosures normally included in financial statements prepared in conformity with generally accepted accounting principles have been condensed or omitted. In the opinion of the Company's management, the disclosures made are adequate to make the information presented not misleading, and the financial statements contain all adjustments necessary to present fairly the financial position as of March 31, 1999 and the results of operations and cash flows for the three months ended March 31, 1999 and 1998. The results of operations for the three months ended March 31, 1999 are not necessarily indicative of the results to be expected for the full year.

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

   Inventory

   Inventory, primarily cosisting of raw materials, is valued at the lower of cost or market. Cost is determined by the first in, first out (FIFO) method.

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

   Revenue recognition

   Revenue recognition is based on the terms of the underlying sales agreements (purchase orders or contracts). Revenues for fixed price milestone contracts is recognized upon the completion and billing of the milestone. Customers entering into long-term contracts with the Company include the
   U. S. Government, prime or subcontractors for which the U.S. Government may be the end customer and other domestic end-users.

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

   As of March 31, 1999, the Company had outstanding warrants and options to purchase 3,446,334 and 148,455 shares of common stock, respectively, which are not included in the calculation of earnings per share for the three months ended March 31, 1999, and would not be included in such calculation due to the anti-dilutive nature of these instruments.

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

   Rent expense under non-cancellable operating leases, including the FINOVA leases, was $252,250 for the three months ended March 31,1999. Rent expense under non-cancellable operating leases, including the FINOVA leases, was $262,662 for the three months ended March 31, 1998.

   Future minimum payments under non-cancellable operating leases, including the FINOVA lease agreement, at March 31, 1999, are as follows:


                                 Year ending
                                 December 31,      Commitment
                                -------------     -------------
                                    1999(1)        $  756,750(1)
                                    2000            1,009,000
                                    2001              213,000
                                                  -------------
                                                   $1,978,750
                                                  =============
           (1) Nine months


   Litigation/Investigation

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

   Since April 1998, the Company has been responding to informal requests for information from the Securities and Exchange Commission. In August 1998, the Company learned that in June 1998, the Commission had issued a formal order of investigation to determine whether violations of certain aspects of the federal securities laws had occurred in connection with the Company. Pursuant to this formal order of investigation, the Company and certain of its current and former officers and directors have produced documents pursuant to subpoenas from the Northeast Regional Office of the Commission. The Company is not able to speculate as to the specific subject matter of the investigation on the Company. There can be no assurance as to the timeliness of the completion of the investigation or as to the final result thereof, and no assurance can be given that the final result of the investigation will not have a material adverse effect on the Company. The Company has cooperated with the investigation, and will continue to respond to requests for information in connection with the investigation if received.

   In August 1998, the Company learned that the United States Attorney's Office For the Southern District of New York is investigating whether violations of securities laws have occurred in connection with the Company's public disclosures. The Company has cooperated with the investigation and has responded to a grand jury subpoena issued in connection with the investigation. There can be no assurance as to the timeliness of the completion of the investigation or as to the final result thereof, and no assurance can be given that the final result of the investigation will not have a material adverse effect on the Company or its current management. Management believes that there are meritorious defenses to the issues raised by this investigation and intends to defend this matter vigorously.

 Financing

   The Company entered into the Securities Purchase Agreement (the
   "Securities Purchase Agreement"), dated as of February 5, 1999, between the Company and bmp, as amended by Amendment No. 1 to Securities Purchase Agreement (the "Amendment"), dated as of April 28, 1999, between the Company and bmp (the Securities Purchase Agreement, as amended by the Amendment is hereinafter referred to as the "Amended Purchase Agreement").

   Pursuant to the terms of the Securities Purchase Agreement, bmp agreed to make a two stage equity investment in the Company in an amount ranging between $2,050,000 and $2,750,000. The first stage of the investment was consummated on February 8, 1999 by the parties, and bmp purchased 2,000,000 newly issued shares of the Company's Common Stock at a purchase price of $0.375 per share for an aggregate purchase price of $750,000. bmp had previously purchased 367,650 shares of the Company's Common Stock in unrelated open market transactions. In the second stage of the investment, bmp agreed to purchase a minimum of 650,000 and a maximum of 1,000,000 newly issued shares of non-voting Series B Stock of the Company (such minimum or maximum number of shares to constitute all of the issued and outstanding shares of Series B Stock) at a purchase price of $2.00 per share, or $0.40 per share of Common Stock into which the Series B Stock is convertible, for a minimum aggregate purchase price of $1,300,000 and a maximum aggregate purchase price of $2,000,000, subject to the satisfaction of certain conditions contained in the Securities Purchase Agreement.

   Pursuant to the Amendment, bmp agreed to purchase the maximum of 1,000,000 newly issued shares of Series B Stock for an aggregate purchase price of
   $2,000,000, to be paid in several installments.   On April 29, 1999, bmp
   purchased 232,500 shares of Series B Stock for a purchase price of $465,000 (the "April Installment"), and bmp agreed to purchase 192,500 shares of Series B Stock on or before May 31, 1999 for a purchase price of $385,000 (the "May Installment") and 575,000 shares of Series B Stock on or before June 30, 1999 for a purchase price of $1,150,000 (the "June Installment"). If the Nasdaq Conditions (as hereinafter defined under Item 3 of this Proxy Statement) are satisfied prior to the consummation of any particular installment, the remaining portion of the purchase price will be due upon issuance of the remaining number of unissued shares, and if the Nasdaq Conditions are not satisfied prior to June 30, 1999, payment of the June Installment and issuance of the remaining number of shares of Series B Stock yet to be issued under the Amended Purchase Agreement at such time will be postponed until the Nasdaq Conditions are satisfied (in either case, such installment is hereinafter referred to as the "Final Installment"). If the Nasdaq Conditions are not satisfied by July 31, 1999, the Board of Directors of the Company will be increased by such number as is equal to one more than the number of directors constituting the Board of Directors at such time (i.e., if such Board is constituted by four (4) directors then the number of directors shall be increased by five (5), for a total of nine (9) directors), and the holders of a majority of the outstanding shares of Series B Stock will have the right to elect the directors necessary to fill the vacancies created by such increase in the size of the Board of Directors. Upon satisfaction of the Nasdaq Conditions, these additional directors will cease to be directors and the additional voting rights granted to the holders of the Series B Stock will be terminated. The Company has filed a preliminary proxy statement with the Securities and Exchange Commission and expects to hold an annual meeting of stockholders on June 11, 1999 in order to obtain the necessary stockholder approval.

   The purchases of Series B Stock under the Amended Purchase Agreement are subject to certain terms and conditions set forth therein. The April Installment was made upon satisfaction of all conditions precedent relating to the second stage of the bmp investment contained in the Securities Purchase Agreement and upon execution and delivery of the Consulting Agreement (as defined below); the May Installment is subject to satisfaction of certain customary closing conditions set forth in Section 4.3 of the Securities Purchase Agreement; and payment of the June Installment is subject to (i) satisfaction of certain customary closing conditions set forth in
   Section 4.3 of the Securities Purchase Agreement, (ii) satisfaction of either of the Nasdaq Conditions, (iii) the execution and delivery of the bmp Warrant (as defined below) and (iv) the extension by BSB Bank and Trust Company ("BSB Bank") of the maturity of the outstanding balance under the Company's $1,000,000 secured line of credit (the "Line of Credit") from May 31, 1999 to May 31, 2000. BSB Bank has agreed to extend the Line of Credit until May 31, 2000 upon consummation of bmp's investment of $1,3000,000 in the Company, subject to the absence of any material adverse change in the business. In addition, BSB agreed to advance an additional $450,000 under the Line of Credit, to extend the maturity of the Line of Credit from March 31, 1999 to June 30, 1999, and to waive the requirement that the Company maintain the Line of Credit balance within its collateral base formula until the earlier of June 30, 1999 or the date of receipt by the Company of funds arising out of the second stage of the investment.

   For purposes of the foregoing, "Nasdaq Conditions" means (i)satisfaction of the applicable rules and regulations of the Nasdaq SmallCap Market in respect of the issuance of Common Stock, or securities convertible into or exercisable for Common Stock, by the Company (whether because the Company has obtained shareholder approval for such issuance or otherwise) or (ii) the lack of need to satisfy such conditions of the Nasdaq SmallCap Market because the Company's securities are not then listed thereon.

   In connection with the Amendment, the Company entered into a consulting agreement (the "Consulting Agreement"), dated as of April 28, 1999, between the Company and bmp Management Consultants GmbH ("bmp Consultants"), a German limited liability corporation wholly owned by bmp AG Venture Capital & Network Management, the parent company of bmp, providing for the retention of bmp Consultants as strategic and financial consultants to the Company, for an aggregate consulting fee of $200,000. The $200,000 aggregate consulting fee is payable as follows: (i) six monthly installments of $15,000 beginning immediately following the funding of the April Installment and ending five months following such funding date, (ii) $50,000 payable at the closing of the June Installment or the Final Installment, as applicable, and (iii) six monthly installments of $10,000 beginning six months following the funding of the April Installment and ending eleven months following such funding date.

   In connection with the Amendment, the Company also agreed to issue to bmp, on the date of the June Installment or the Final Installment, as the case may be, a five year warrant to purchase an aggregate of 500,000 shares of Common Stock, at an exercise price of $0.50 per share (the "bmp
   Warrant"). The issuance of the bmp Warrant is subject to stockholder approval and to the funding by bmp of the June Installment or the Final Installment, as the case may be. In addition, subject to the funding of the June Installment or the Final Installment, as the case may be, bmp is eligible to receive a finder's fee in the amount of 5% of the net proceeds of any transaction consummated by the Company within 24 months following payment of the June Installment or the Final Installment, as the case may be, involving the raising of debt or equity capital in a private placement from a source introduced to the Company by bmp.

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

   In conjunction with the Securities Purchase Agreement, the Company issued to BSB Bank & Trust Company, on February 16, 1999, warrants to purchase an aggregate of 500,000 shares of the Company's common stock at an exercise price of $0.575 per share. The warrants expire on February 16, 2004, and contain certain registration rights. The value of the warrants, as determined by the market price at the date of issue, have been reflected as deferred financing costs in the Company's financial statements and will be amortized over the period commencing from date of issue to May 31, 2000.

Item 2.  Managements Discussion and Analysis of Plan of Operation

Certain statements in this Report under the caption "Management's
Discussion and Analysis and Plan of Operation" and elsewhere constitute or may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Litigation Reform Act"), including, without limitation, statements regarding future cash requirements. The Company desires to avail itself of certain "safe harbor" provisions of the Litigation Reform Act and is therefore including this special note to enable the Company to do so. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: inability to obtain additional financing on acceptable terms, manufacturing delays due to equipment or technical problems, delays in product development; costs associated with and outcome of pending investigations described elsewhere herein; failure to receive or delays in receiving regulatory approval; lack of enforceability of patents and proprietary rights;general economic and business conditions; industry capacity; industry trends;demographic changes; competition; material costs and availability; the loss of any significant customers; changes in business strategy or development plans;quality of management; availability, terms and deployment of capital; business abilities and judgment of personnel; availability of qualified personnel; changes in, or the failure to comply with, government regulations; and other factors referenced in this report.

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

Results of Operations

Sales for the three months ended March 31, 1999 were $298,545, representing an increase of 16% over the first quarter of 1998.

Cost of sales, which includes materials, production labor and certain overheads increased 2% to $663,886 for the three months ended March 31, 1999 as compared to $652,433 for the same period in 1998. Cost of sales levels are expected to exceed sales levels until the volume of sales increases. The Company expects sales levels to increase in the future, thus steadily increasing production levels to levels approaching optimum capacity,although no such assurance can be provided.

Research and Development expenditures were $1,738 for the three months ended March 31, 1999 as compared to $7,273 in the same period in 1998. The decrease in such expenditures is primarily associated with a change in focus from R & D to production.

Sales and Marketing expenses were $63,220 for the three months ended March 31, 1999 as compared to $127,274 for the same period in 1998. The decrease is attributable to decreases in costs associated with advertising, brochures, and travel partially offset by an increase in trade show expense.

General and Administrative expenses were $570,804 for the three months ended March 31, 1999 as compared to $510,306 for the same period in 1998. Such increase was primarily attributable to an increase in legal fees of $45,739 attributable in part to increased litigation and investigation activity related to the SEC investigation, patent activity and general corporate matters. Accounting fees were recorded at an increase of $51,140 in 1999 over the first quarter of 1998 due to tax and special project work performed in 1999 which was not required in 1998. Loan interest expense increased $14,225 due to the use of the line of credit in the first quarter of 1999. Offsetting these increases were decreases in maintenance expenses of $18,998 due to less frequent repairs and a decrease in recruiting expenses of $7,124 due to reduced recruitment activity. Decreases amounting to $24,484 were experienced in consulting fees, dues and subscriptions, office expense, investor relations and other miscellaneous expense related to the results of close monitoring of operating expenses.

Interest income decreased $16,548 as a result of lower levels of invested cash occasioned by operating demands.

Liquidity and Capital Resources

The Company's cash and cash equivalents at March 31, 1999 were $313,846 as compared to $112,695 at December 31, 1998, a net increase of $201,151 for the three months ended March 31, 1999. The increase is the result of $828,218 used in operating activities, $326 used for investing activities and $1,029,695 provided by financing activities.

The $1,029,695 provided by financing activities was derived from the issuance of 2,000,000 shares of common stock which provided $707,964(net of legal expenses and fees) and 500,000 warrants which provided $31,500 and an increase in the availability under the line of credit(See "Financing" under Note 5 in the Notes to the Financial Statements). The Company drew down on the line by borrowing $300,000 in the month of March. The aforementioned were offset by payments on the long-term debt.

The Company has a $1,000,000 secured line of credit with BSB for purposes of providing working capital. The line of credit bears interest at prime plus
2.5% on the used portion and matures June 30,1999. At March 31, 1999, the Company had $850,000 outstanding under this Line of Credit and no additional availability under the eligibility formula. On February 5, 1999, the Company entered into the Securities Purchase Agreement with bmp and completed the first tranche of a two tranche equity investment in the Company. Accordingly, it issued 2,000,000 shares of Common Stock for an aggregate purchase price of $750,000. The Company entered into the Amendment with bmp, pursuant bmp agreed to purchase 1,000,000 newly issued shares of Series B Stock for an aggregate purchase price of $2,000,000, to be paid in several installments.
On April 29, 1999, bmp purchased 232,500 shares of Series B Stock for a purchase price of $465,000, and bmp agreed, subject to certain conditions(see "Financing" under Note 5 of the Notes to the Financial Statements), to purchase 192,500 shares of Series B Stock on or before May 31, 1999 for a purchase price of $385,000 and 575,000 shares of Series B Stock on or before June 30, 1999 for a purchase price of $1,150,000. In connection with the first stage of the bmp investment, BSB agreed to increase the amount available under the Line of Credit to $1,000,000, to extend the maturity date thereof until June 30, 1999 and to further extend the maturity of the Line of Credit until May 31, 2000 upon the investment by bmp in the Company of $1.3 million dollars, subject to the absence of any material adverse change in the business and waived the requirement that the Company maintain the balance of the Line of Credit within its collateral base formula until the earlier of June 30, 1999 or the date that the Company is in receipt of funds equaling $1.3 million arising out of the second stage of the bmp investment. In March 1999, the Company increased its borrowings under the Line of Credit to $850,000. In April 1999, the Company increased its borrowings under the Line of Credit to the full $1,000,000. The Company issued warrants to purchase an aggregate of 500,000 shares of Common Stock to BSB, at an exercise price of $0.575 per share, in consideration for the modifications to the Line of Credit. The warrants expire in 2004 and contain certain registration rights.

The Company has incurred net losses from inception (September 21, 1993) and has an accumulated deficit at March 31, 1999 of $18,002,836. Such losses have resulted from the Company's activities as a development stage company and have been financed primarily out of proceeds from the Company's initial public offering and private equity financing. The Company expects that its cash and working capital requirements will continue to be significant as its operations expand. Potential sources for such cash and working capital requirements are revenue growth and additional private equity financing. It is anticipated that the Company will continue to incur losses for the immediate future until it is able to achieve profitable operations or to generate sales sufficient to support its operations.

The Company is currently in the midst of a multi-installment private placement of equity capital, as described above. The need to raise equity capital at current stock prices is likely to result in substantial dilution to shareholders and could result in a change of control. After the completion of all installments under the second stage of the bmp investment(aggregate of $2,000,000) pursuant to the Amended Purchase Agreement, and assuming the Company meets its business plan the Company estimates that it would have sufficient cash flow to operate at least through year end, and that it would turn cash flow positive by year end. However, the Company's business plan is dependent upon a substantial increase in sales levels, which the Company has not historically achieved. bmp has contractually committed to purchase $1,535,000 of additional equity capital($465,000 was invested in May 1999) of the Company, subject to the satisfaction of certain conditions, including stockholder approval or a determination that such stockholder approval is not required. However, if the conditions to such additional equity infusion are not met or bmp fails to satisfy its obligations to provide such infusion, the Company estimates that it has sufficient cash flow to operate only through approximately the middle of July, 1999. In addition, the extension of the Line of Credit by BSB until May 31, 2000 is conditioned upon the consummation of bmp's investment of at least $1.3 million. At this time, BSB has extended the maturity of the Line of Credit until June 30, 1999. The above estimates of cash flow for operations assume the current level of sales and the current level of fixed and variable costs. If the level of sales increases, such dates may be later, and alternatively, if current sales levels decrease, such dates may be sooner. The Company is also taking actions to reduce operating expenses. Legal fees associated with pending investigations (See Litigation/ Investigation) could be an additional drain on the Company's cash flow.

There can be no assurance that the Company will be able to obtain additional financing, including any institutional financing, when needed, on commercially reasonable terms or at all. Additionally, there can be no assurance that the complete second stage of the bmp investment will be consummated.

                          PART II. - OTHER INFORMATION

Item 1. Legal Proceedings.

     The Company is involved in litigation described in Note 5 in the financial statements.


Item 2. Changes in Securities and Use of Proceeds.

     None


Item 3. Defaults Upon Senior Securities.

     None


Item 4. Submission of Matters to a Vote of Security Holders.

     None


Item 5. Other Information.

     George W. Barrett and Brian J. Thompson, who both served as directors during the fiscal year ended December 31, 1998, have advised the Company of their determination to retire as directors of the Company. Mr. Barrett is retiring effective as of the date of the Company's 1999 annual meeting of stockholders, which is tentatively scheduled to take place on June 11, 1999, and Mr. Thompson resigned as of May 5, 1999. There has been no disagreement between the Company and either of Messrs. Barrett and Thompson.

     The Board of Directors has elected two new outside directors, George W. Hippisley and Edwin B. Spievack, to the Board of Directors and such two new directors have been nominated for re-election, together with two existing directors, at the Company's 1999 annual meeting of stockholders tentatively scheduled to take place on June 11, 1999.


Item 6. Exhibits and Reports on Form 8-K.

         (a)   Exhibits.

               4.1 Certificate of Designations of Series B Convertible
                   Preferred Stock, Filed with the Secretary of State of Delaware on April 27, 1999.

              10.1 Amendment No. 1 to Securities Purchase Agreement, dated as of April 28, 1999, between the Company and bmp Mobility AG Venture Capital

              10.2 Consulting Agreement, dated as of April 28, 1999 between the Company and bmp Management Consultants GmbH

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


                    Semiconductor Laser International Corporation
                    ---------------------------------------------
                                     (Registrant)



Date: May 14, 1999                   By:/s/ Geoffrey T Burnham
                                        ----------------------------
                                        Geoffrey T. Burnham
                                          Chairman of the Board, President
                                          and Chief Executive Officer
                                          (principal executive officer)

Date: May 14, 1999                   By:/s/ Leonard E. Lundberg
                                        ----------------------------
                                        Leonard E. Lundberg
                                          Chief Financial Officer,
                                          Principal Financial Officer
                                          and Principal Accounting Officer

[TYPE]    EX-4.1

                CERTIFICATE OF DESIGNATIONS, PREFERENCES
                   AND RIGHTS OF SERIES B CONVERTIBLE
                           PREFERRED STOCK
                                  OF
              SEMICONDUCTOR LASER INTERNATIONAL CORPORATION

                    (Pursuant to Section 151 of the
                     Delaware General Corporation Law)

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

     5.     Liquidation.

          a. Liquidation Preference. Upon any liquidation, dissolution or winding up of the Corporation, whether voluntary or involuntary, the holders of the shares of Series B Stock shall be entitled to receive and to be paid out of the assets of the Corporation available for distribution to its stockholders, before any distribution or payment is made upon any Junior Securities, to be paid an amount equal to (i) $1.00 per share of Series B Stock, representing the liquidation preference per share of the Series B Stock (as adjusted for any combinations, divisions or similar recapitalizations affecting the shares of Series B Stock) (the "Liquidation Payments"). If upon any liquidation, dissolution or winding up of the Corporation, whether voluntary or involuntary, the assets to be distributed among the holders of Series B Stock and the Parity Securities shall be insufficient to permit payment in full to both the holders of Series B Stock of the Liquidation Payments and to the holders of the Parity Securities any applicable liquidation payments, then the entire assets of the Corporation shall be distributed ratably among such holders in proportion to the full respective distributive amounts to which they are entitled.

          b. Remaining Assets. Upon any liquidation, dissolution or winding up of the Corporation, whether voluntary or involuntary, after the holders of Series B Stock shall have been paid in full the Liquidation Payments, the remaining assets of the Corporation shall be distributed ratably per share to the holders of the Series B Stock and the other Parity Securities. The pro rata entitlement of each share of Series B Stock in any such distribution shall be computed on the basis of the conversion rate then in effect.

          c. Notice of Liquidation. Written notice of a liquidation, dissolution or winding up of the Corporation, whether voluntary or involuntary, stating a payment date, the amount of the Liquidation Payments and the place where said Liquidation Payments shall be payable, shall be given by mail, postage prepaid, not less than 30 days prior to the payment date stated therein, to each holder of record of Series B Stock at his post office address as shown by the records of the Corporation.

          d. Fractional Shares. The Liquidation Payments with respect to each outstanding fractional share of Series B Stock shall be equal to a ratably proportionate amount of the Liquidation Payments with respect to each outstanding share of Series B Stock.

          e. Certain Actions not Liquidation. Neither the sale, lease or exchange (for cash, stock, securities or other consideration) of all or substantially all of the property and assets of the Corporation, nor the merger or consolidation of the Corporation with or into any other corporation, nor the merger or consolidation of any other corporation with or into the Corporation, shall be deemed to be a dissolution, liquidation or winding up, voluntary or involuntary, for the purposes of this paragraph 5.

     6.     Conversion.

          The holders of the Series B Stock shall have the following conversion rights:

          a. Conversion. Each share of Series B Stock shall be convertible at any time, at the option of the holder of record thereof, subject to the limitations on conversion set forth in paragraph (f) below, into fully paid and nonassessable shares of Common Stock at the "conversion rate" (as defined in paragraph (b) below) then in effect upon surrender to the Corporation or its transfer agent of the certificate or certificates representing the Series B Stock to be converted, as provided below, or if the holder notifies the Corporation or its transfer agent that such certificate or certificates have been lost, stolen or destroyed, upon the execution and delivery of an agreement satisfactory to the Corporation to indemnify the Corporation from any losses incurred by it in connection therewith.

          b. Basis For Conversion; Converted Shares. The basis for any conversion under this Section 6 shall be the "conversion rate" in effect at the time of conversion, which for the purposes hereof shall mean the number of shares of Common Stock issuable for each share of Series B Stock surrendered for conversion under this Section 6. Initially, the conversion rate shall be 5.0, i.e., 5.0 shares of Common Stock for each share of Series B Stock being converted. Such conversion rate shall be subject to adjustment as provided in
Section 7 below. If any fractional interest in a share of Common Stock would be deliverable upon conversion of Series B Stock, then such fractional share shall be disregarded if less than one half a share, or if more than one-half a share, the number of shares issuable upon conversion shall be rounded out to the next full share. Any shares of Series B Stock which have been converted shall be canceled and the certificates representing shares of Series B Stock so converted shall represent the right to receive such number of shares of Common Stock into which such shares of Series B Stock are convertible. The Board of Directors of the Corporation shall at all times reserve a sufficient number of authorized but unissued shares of Common Stock to be issued in satisfaction of the conversion rights and privileges aforesaid.

          c. Mechanics of Conversion. In the case of a conversion, before any holder of Series B Stock shall be entitled to convert the same into shares of Common Stock, it shall surrender the certificate or certificates for such shares of Series B Stock, duly endorsed, at the office of the Corporation or its transfer agent for the Series B Stock, and shall give written notice to the Corporation of the election to convert the same and shall state therein the name or names in which the certificate or certificates for shares of Common Stock are to be issued. The Corporation shall, as soon as practicable thereafter, issue and deliver at such office to such holder of Series B Stock, or to the nominee or nominees of such holder, a certificate or certificates for the number of shares of Common Stock to which such holder shall be entitled as aforesaid. A certificate or certificates will be issued for the remaining shares of Series B Stock in any case in which fewer than all of the shares of Series B Stock represented by a certificate are converted.

          d. Issue Taxes. The Corporation shall pay all issue taxes, if any, incurred in respect of the issue of shares of Common Stock on conversion. If a holder of shares surrendered for conversion specifies that the shares of Common Stock to be issued on conversion are to be issued in a name or names other than the name or names in which such surrendered shares stand, the Corporation shall not be required to pay any transfer or other taxes incurred by reason of the issuance of such shares of Common Stock to the name of another, and if the appropriate transfer taxes shall not have been paid to the Corporation or the transfer agent for the Series B Stock at the time of surrender of the shares involved, the shares of Common Stock issued upon conversion thereof may be registered in the name or names in which the surrendered shares were registered, despite the instructions to the contrary.

     e. Rights of Holders of Shares. Each conversion of shares of Series B Stock shall be deemed to have been made as of the close of business on the applicable conversion date so that the rights of the holder of shares of such Series B Stock shall, to the extent of such conversion, cease at such time and the person or persons entitled to receive shares of the Common Stock upon conversion of the shares of Series B Stock shall be treated for all purposes as having become the record holder or holders of the Common Stock at such time.

     f. Limitations on Conversions. The conversion of shares of Series B Stock shall be subject to the following limitations (each of which limitations shall be applied independently):

          i. Nasdaq Cap Amount. Unless (x) permitted by the applicable rules and regulations of The Nasdaq SmallCap Market on which the Common Stock is listed or traded (whether because the Corporation has obtained requisite shareholder approval or otherwise) or (y) the Corporation's securities are not then listed on The Nasdaq SmallCap Market (the conditions contained in clauses
(x) and (y) of this sentence are referred to herein as the "Nasdaq Conditions"), in no event shall the total number of shares of Common Stock issued upon conversion of the Series B Stock purchased by the holders exceed the maximum number of shares of Common Stock that the Corporation can so issue without the approval of its common stockholders pursuant to Rule 4310(c)(25)(H)(i)(d) of the Nasdaq SmallCap Market; provided that prior to such shareholder approval, the total number of shares of Common Stock issued upon conversion of the Series B Stock, taken together with such shares of Common Stock purchased pursuant to Section 2.2(a) of that certain Securities Purchase Agreement, dated as of February 5, 1999, between the Corporation and bmp Mobility AG Venture Capital, shall not exceed 18% of the Corporation's outstanding Common Stock (the "Nasdaq Cap Amount") The Nasdaq Cap Amount shall be allocated pro rata among the holders of Series B Stock as set forth in subparagraph (ii) hereof. No prior inability to convert shares of Series B Stock pursuant to this subparagraph (i) shall have any effect on the applicability of the provisions of this subparagraph (i) with respect to any subsequent determination of convertibility.

          ii. Allocations of Initial Cap Amounts. The Nasdaq Cap Amount (including voting restrictions, if any) shall be allocated pro rata among the holders of Series B Stock based on the number of shares of Series B Stock registered in the name of such holder.

          iii. Non-conversion Notice. If at any time any shares of Series B Stock are not convertible into Common Stock as a result of this Section 6(f), the Corporation shall, upon the request of any holder, provide within three business days a certificate of the Chief Financial Officer or the Corporation to such holder of such Series B Stock stating the number of such holder's shares of Series B Stock that may be converted into Common Stock. In the event that any shares of Series B Stock that were intended to be converted into Common Stock are determined not to be convertible, the Corporation, at the written request of the holder, will return such shares of Series B Stock to the holder thereof.

          iv. Within ten (10) days of such date upon which one of the Nasdaq Conditions is satisfied, the Corporation shall, having obtained the written consent of the holders of not less than a majority of the then outstanding shares of Series B Stock in accordance with section 8 hereof, file a Certificate of Amendment to this Certificate of Designations, Preferences and Rights to delete the provisions relating to "Limitations on Conversions" set forth in this Section 6(f).

     7. Adjustment of Conversion Price and Conversion Rate. The number and kind of securities issuable upon the conversion of the Series B Stock, the conversion price and the conversion rate shall be subject to adjustment from time to time in accordance with the following provisions:

     a. Distributions Combinations and Subdivisions of Capital Stock. If at any time the outstanding shares of Common Stock of the Corporation shall be subdivided into a greater or combined into a lesser number of shares (whether with the same or a different par value or without par value), including, without limitation, through a reverse stock split, the conversion rate shall be proportionately increased or decreased.

     b. Distributions in Respect of Capital Stock. If the Corporation shall distribute by way of dividend or otherwise upon its shares of Common Stock any cash, securities or property (excluding cash dividends paid out of earnings or surplus), then upon conversion of shares of Series B Stock occurring after such distribution date, the holder of the Series B Stock will be entitled to receive the number of shares of the Common Stock of the Corporation then deliverable pursuant to the terms hereof, and, in addition, the cash, securities or property which such holder would have received by way of such dividends or other distributions if such holder had been the record holder of the number of shares of such Common Stock, which would have been deliverable upon the exercise of such holder's conversion right if such conversion had been effected immediately prior to the record date for such distribution of cash, securities or property.

     c. Recapitalization, Reclassification and Succession. If any recapitalization of the Corporation or reclassification of shares of Common Stock of the Corporation or any merger or consolidation of the Corporation into or with a corporation or other business entity shall be effected, then the holder of the Series B Stock shall thereafter have the right to receive the kind and number of shares of stock or other securities or other property of the Corporation which the holder of Series B Stock would have been entitled to receive if the holder had held the Common Stock issuable upon conversion of his Series B Stock immediately prior to such recapitalization, reclassification, merger or consolidation.

     d. Fractional Shares. In the event that the application of the provisions of this Section 7 would result in the issuance of a fraction of a share of Common Stock of the Corporation, or a number of full shares plus a fraction of a share of such Common Stock, then such fractional share shall be disregarded if less than one-half a share, or, if more than one-half of a share, the number of shares issuable upon such exchange shall be rounded out to the next full share.

     e. Issuance of Additional Shares of Capital Stock. If the Corporation shall issue any additional shares of Common Stock or Common Stock equivalents (other than as provided in the foregoing subsections (a) through (d) of this Section) for no consideration or for a consideration per share less than Fair Market Value (as defined below) (or, in the case of a Common Stock equivalent, if the exercise price or conversion price shall be less than Fair Market Value) in effect on the date of and immediately prior to the issue of such additional shares of Common Stock or Common Stock equivalents, then and in such event, the Corporation shall cause notice of such issuance to be mailed to each holder of shares of Series B Stock at its then registered address by first-class mail, postage prepaid, and an equitable adjustment as determined by the Board in good faith shall be made to the conversion rate as soon as practicable and retroactive to such issue date in order to prevent dilution resulting from such below market issuance of the relative equity interest in the Corporation represented by shares of Series B Stock then outstanding compared to the total capital stock of the Corporation (including the Series B Stock) outstanding immediately prior to such issuance; provided, however, that this provision shall not apply to (i) the issue of up to 500,000 Warrants, convertible into 500,000 shares of Common Stock in connection with the Corporation's contemplated amendment to its $1,000,000 secured line of credit (the "Line of Credit") maintained by BSB Bank & Trust Company ("BSB");
(ii) the issuance of shares upon exercise or conversion of a Common Stock equivalent, as long as the exercise price or conversion price on the date of issuance of such Common Stock equivalent was in excess of Fair Market Value, and (iii) the issuance of Common Stock to a person that is not an Affiliate of the Corporation in a private placement at a discount to market not to exceed twenty five percent (25%) to reflect an illiquidity discount.

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

     f. Corporation to Prevent Dilution. If any event or condition occurs as to which other provisions of this Section 7 are not strictly applicable or if strictly applied would not fairly protect the exercise of conversion rights hereunder in accordance with the essential intent and principles of such provisions, or which might materially and adversely affect the conversion rights of the holder of Series B Stock under any provisions hereof, then the Board of Directors shall in good faith make an adjustment in the application and interpretation of such provisions, in accordance with such essential intent and principles, so as to protect such rights as aforesaid, and any adjustment necessary with respect to the conversion rate or the nature or kind of securities issuable upon conversion hereunder so as to preserve without dilution the rights of such holder; provided, however, that in no event shall any such adjustment (other than a reverse stock split or the like) have the effect of decreasing the conversion rate as otherwise determined pursuant to this Certificate.

          g. Valid Issuance. All shares of Common Stock which may be issued in connection with the conversion provisions set forth herein shall, upon issuance by the Corporation, be validly issued, fully paid and nonassessable, free from preemptive rights and free from all taxes, liens or charges with respect thereto created or imposed by the Corporation.

          h. Other Provisions Applicable to Adjustment Under this Section. The following provisions shall be applicable to the adjustments in Conversion Price as provided in this Section 7:

          i. Treasury Shares. The number of shares of Common Stock at any time outstanding shall not include any shares thereof then directly or indirectly owned or held by or for the account of the Corporation.

          ii. Minimum Adjustment. No adjustment of the conversion rate shall be made if the amount of any such adjustment would be an amount less than five percent (5%) of the conversion rate then in effect, but any such amount shall be carried forward and an adjustment in respect thereof shall be made at the time of and together with any subsequent adjustment which, together with such amount and any other amount or amounts so carried forward, shall aggregate an increase or decrease of five percent (5%) or more.

     8.     Voting Rights.

          a. General. Holders of Series B Stock shall be entitled to notice of all meetings of the Corporation's stockholders but shall not be entitled to vote except in respect of such matters as to which they are entitled to vote as a class under the Delaware General Corporation Law and except as provided herein. In connection with the foregoing,

          i. Amendment. The Corporation shall not, without the approval by vote or written consent of the holders of not less than a majority of the then outstanding shares of Series B Stock, voting as a separate class, amend, alter or repeal any of the provisions of the Certificate of Incorporation or the Certificate of Designation creating this Series B Stock which would alter or change the powers, preferences or special rights of the shares of Series B Stock so as to affect them adversely, including, but not limited to, increasing or decreasing the par value of the Series B Stock.

          ii. Right to Designate Directors. If the convertible feature of the Series B Stock into Common Stock is not exercisable by July 31, 1999 because neither of the Nasdaq Conditions has been satisfied, then the number of directors constituting the Board of Directors shall, without further action, be increased by such number as is equal to one more than the number of directors constituting the Board at such time (i.e., if such Board is constituted by four (4) directors then the number of directors shall be increased by five (5), for a total of nine directors), and the holders of a majority of the outstanding shares of Series B Stock shall have, in addition to the other voting rights set forth herein, the exclusive right, voting together as a single class, to elect the directors necessary to fill the vacancies created by such increase in the size of the Board (the "Additional Directors"). Additional Directors shall continue as directors and such additional voting right shall continue until such time as one of the Nasdaq Conditions is satisfied, at which time such Additional Directors shall cease to be directors and such additional voting right of the holders of shares of Series B Stock shall terminate.

          iii. Procedures. The foregoing rights of holders of shares of Series B Stock to take any action as provided in this Section 8 may be exercised at any annual meeting of stockholders or at a special meeting of stockholders held for such purpose as hereinafter provided or at any adjournment thereof, or by the written consent, delivered to the Secretary of the Corporation, of the holders of the minimum number of shares of Series B Stock required to take such action. So long as such right to vote continues (and unless such right has been exercised by written consent of the minimum number of shares required to take such action), the Chairman of the Board of Directors may call, and upon the written request of holders of record of 20% of the outstanding shares of Series B Stock, addressed to the Secretary of the Corporation at the principal office of the Corporation, shall call, a special meeting of the holders of shares entitled to vote as provided herein. The Corporation shall use its best efforts to hold such meeting within 60 days after delivery of such request to the Secretary, at the place and upon the notice provided by law and in the Bylaws for the holding of meetings of stockholders.

          iv. Additional Director Vacancies and Removals. Each Additional Director elected pursuant to Subsection 8c hereof shall serve until the annual meeting for the year in which his or her term expires and until his or her successor shall be elected and shall qualify, unless such Additional Director's term of office shall have terminated pursuant to the provisions of Subsection c hereof, as the case may be. In case any vacancy shall occur among the Additional Directors elected pursuant to Subsection 8c hereof, such vacancy may be filled for the unexpired portion of the term by vote of the remaining Additional Director or Additional Directors theretofore elected by such holders (or such Additional Director's or Additional Directors' successor in office), if any. If any such vacancy is not so filled within 20 days after the creation thereof or if all of the Additional Directors so elected shall cease to serve as directors before their term shall expire, the holders of the shares of Series B Stock then outstanding and entitled to vote for such director pursuant to the provisions of Subsection 8c hereof, as the case may be, may elect successors to hold office for the unexpired terms of any vacant directorships, by written consent as herein provided, or at a special meeting of such holders called as provided herein. The holders of a majority of the shares of Series B Stock entitled to vote for Additional Directors pursuant to Subsection 8c hereof, as the case may be, shall have the right to remove with or without cause at any time and replace any Additional Directors such holders have elected pursuant to such section, by written consent as herein provided, or at a special meeting of such holders called as provided herein.

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

          IN WITNESS WHEREOF, the undersigned has executed this Certificate this 27th day of April, 1999.

                              SEMICONDUCTOR LASER INTERNATIONAL CORPORATION

                              By: /s/Geoffrey T. Burnham
                                     ___________________
                                     Geoffrey T. Burnham
                                        President & Chief Executive Officer


[TYPE]    EX-10.1

             AMENDMENT NO. 1 TO SECURITIES PURCHASE AGREEMENT


     This Amendment No. 1 to the Securities Purchase Agreement (the "Amendment"), dated April 28, 1999, between Semiconductor Laser International Corporation, a Delaware corporation (the "Company") and bmp Mobility AG Venture Capital, a German stock corporation ("bmp") amends the Securities Purchase Agreement, dated as of February 5, 1999, between the Company and bmp (the Securities Purchase Agreement is referred to herein as the "Securities Purchase Agreement").


                             R E C I T A L S:


     WHEREAS, pursuant to the Securities Purchase Agreement, bmp has purchased 2,000,000 newly issued shares of the Company's common stock (the "Common Stock"), $.01 par value per share, at a price of $0.375 per share, for an aggregate purchase price of $750,000, and bmp has agreed, subject to the conditions contained therein, to purchase from the Company not less than 650,000 and not more than 1,000,000 shares of the Company's Series B Convertible Preferred Stock (the "Series B Stock"), $.01 par value per share, each such share convertible into five shares of Common Stock, for an aggregate purchase price of not less than $1,300,000 USD and not more than $2,000,000 USD.

     WHEREAS, the Company and bmp have agreed to amend the Securities Purchase Agreement to reflect bmp's agreement to fund the second stage of the investment contemplated therein by purchasing the full 1,000,000 shares of Series B Stock for an aggregate purchase price of $2,000,000 USD, the Company's agreement to retain an affiliate of bmp, namely bmp Management Consultants GmbH ("bmp Consultants"), as a consultant following the closing of the second stage of bmp's investment and certain other matters.

     NOW, THEREFORE, for good and valuable consideration, the receipt and adequa cy of which are hereby acknowledged, the parties hereto agree as follows:

     1. Pursuant to Section 2.2(b) of the Securities Purchase Agreement, bmp agrees to purchase 1,000,000 shares of the Series B Stock from the Company for an aggregate purchase price of $2,000,000 USD (the "$2,000,000 Purchase"), such purchase to occur in monthly installments as follows:

     (i)bmp shall purchase 232,500 shares of Series B Stock from the Company on or before April 30, 1999 for a purchase price of $465,000 USD (the "April Installment");

     (ii)bmp shall purchase 192,500 shares of Series B Stock from the Company on or before May 31, 1999 for a purchase price of $385,000 USD (the "May Installment"); and

     (iii)bmp shall purchase 575,000 shares of Series B Stock from the Company on or before June 30, 1999 for a purchase price of $1,150,000 USD (the "June Installment");

provided, however, that upon satisfaction of the Nasdaq Conditions (as hereinafter defined) and the conditions contained in clauses (i), (ii) and
(iv) of Section 4 of this Amendment, the unpaid portion of the total $2,000,000 USD aggregate purchase price shall be immediately due and payable (the "Final Installment") upon issuance of the shares of Series B Stock yet to be issued hereunder.

     1. The purchase of 232,500 shares of Series B Stock from the Company on or before April 30, 1999 and payment of the April Installment shall be subject to (i) all of the conditions precedent to the Second Closing set forth in Section 9.4 of the Securities Purchase Agreement. excluding the condition contained in Section 9.4(f) thereof and (ii) the execution and delivery of the Consulting Agreement referred to in Section 6 of this Amendment.
     2.
     3. The purchase of 192,500 shares of Series B Stock from the Company on or before May 31, 1999 and payment of the May Installment shall be subject to receipt of the items set forth in Section 4.3 of the Securities Purchase Agreement.

     4. The purchase of 575,000 shares of Series B Stock from the Company on or before June 30, 1999 and payment of the June Installment shall be subject to (i) the condition contained in Section 9.4(f) of the Securities Purchase Agreement, (ii) receipt of the items set forth in Section 4.3 of the Securities Purchase Agreement, (iii) satisfaction of the Nasdaq Conditions (as defined in Section 5 of this Amendment) and (iv) the execution and delivery of the Warrant Agreement referred to in Section 7 of this Amendment. If the Nasdaq Conditions are not satisfied on or prior to June 30, 1999, the June Installment shall be canceled and bmp shall only be obligated to pay the Final Installment subject to the conditions listed in clauses (i), (ii), (iii) and
(iv) of the previous sentence of this Section 4.

     5. In order to provide that the convertible feature of the Series B Stock into Common Stock shall not be exercisable unless (x) permitted by the applicable rules and regulations of the Nasdaq SmallCap Market on which the Common Stock is listed or traded (whether because the Company has obtained requisite shareholder approval or otherwise) or (y) the Company's securities are not then listed on the Nasdaq SmallCap Market (the conditions contained in clauses (x) and (y) of this sentence are referred to herein as the "Nasdaq Conditions"), the definition of "Certificate of Designations" in Section 1 of the Securities Purchase Agreement is hereby deleted in its entirety and replaced with the following:

          "Certificate of Designations" means the Certificate of Designations of the Series B Preferred Stock, substantially in the form of Exhibit A to Amendment No. 1 to Securities Purchase Agreement.

     6. The Company hereby retains bmp Consultants as a consultant, pursuant to the terms and conditions set forth in that certain Consulting Agreement, dated as of the date hereof, between the Company and bmp Consultants, annexed hereto as Exhibit B.

     7. Effective as of and subject to the funding of the June Installment or the Final Installment, as the case may be, and as consideration for bmp's agreement to fund the full amount of the $2,000,000 Purchase, the Company agrees to issue to bmp warrants to purchase an aggregate of 500,000 shares of the Common Stock, at an exercise price of $0.50 per share, pursuant to the terms and conditions set forth in that certain Warrant Agreement annexed hereto as Exhibit C. Such warrant issuance shall be subject to the satisfaction of the Nasdaq Conditions.

     8. Effective as of and subject to the funding of the June Installment or the Final Installment, as the case may be, if (i) the Company shall consummate a transaction (a "Transaction") within twenty four (24) months following payment of the June Installment or the Final Installment, as the case may be, involving the raising of debt or equity capital in a private placement, and (ii) the Transaction involves an institution introduced to the Company by bmp, other than existing shareholders of the Company, then the Company shall pay bmp, as compensation for such introduction, an amount equal to 5% of the net proceeds of the Transaction, which amount shall be payable in cash on the closing date of the Transaction to an account designated by bmp by wire transfer in immediately available funds; provided, however, that the fee specified above shall not be payable if the Company consummates the Transaction solely with persons and entities that were identified by the Company or another third party without any prior introduction to the Company by bmp. bmp shall be deemed to have introduced a person or entity to the Company if (1) the Company has no prior knowledge of the interest in the proposed Transaction by such person or entity and (2) bmp provides an introduction to a specific representative of such person or entity who is in a position to effect the Transaction.

     9. Except as specifically amended by this Amendment, all the provisions of the Securities Purchase Agreement shall continue in full force and effect. After the date hereof, any reference to the Securities Purchase Agreement shall mean the Securities Purchase Agreement as amended hereby.

     10.     This Amendment is effective as of this 28th day of April, 1999.


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

         /s/ Oliver Borrmann
     By:___________________________________
             Name: Oliver Borrmann
             Title: CEO

                                                      EXHIBIT A


             CERTIFICATE OF DESIGNATIONS, PREFERENCES
                AND RIGHTS OF SERIES B CONVERTIBLE
                       PREFERRED STOCK
                              OF
           SEMICONDUCTOR LASER INTERNATIONAL CORPORATION
               (Pursuant to Section 151 of the
                Delaware General Corporation Law)

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

     5.     Liquidation.

          a. Liquidation Preference. Upon any liquidation, dissolution or winding up of the Corporation, whether voluntary or involuntary, the holders of the shares of Series B Stock shall be entitled to receive and to be paid out of the assets of the Corporation available for distribution to its stockholders, before any distribution or payment is made upon any Junior Securities, to be paid an amount equal to (i) $1.00 per share of Series B Stock, representing the liquidation preference per share of the Series B Stock (as adjusted for any combinations, divisions or similar recapitalizations affecting the shares of Series B Stock) (the "Liquidation Payments"). If upon any liquidation, dissolution or winding up of the Corporation, whether voluntary or involuntary, the assets to be distributed among the holders of Series B Stock and the Parity Securities shall be insufficient to permit payment in full to both the holders of Series B Stock of the Liquidation Payments and to the holders of the Parity Securities any applicable liquidation payments, then the entire assets of the Corporation shall be distributed ratably among such holders in proportion to the full respective distributive amounts to which they are entitled.

          b. Remaining Assets. Upon any liquidation, dissolution or winding up of the Corporation, whether voluntary or involuntary, after the holders of Series B Stock shall have been paid in full the Liquidation Payments, the remaining assets of the Corporation shall be distributed ratably per share to the holders of the Series B Stock and the other Parity Securities. The pro rata entitlement of each share of Series B Stock in any such distribution shall be computed on the basis of the conversion rate then in effect.

          c. Notice of Liquidation. Written notice of a liquidation, dissolution or winding up of the Corporation, whether voluntary or involuntary, stating a payment date, the amount of the Liquidation Payments and the place where said Liquidation Payments shall be payable, shall be given by mail, postage prepaid, not less than 30 days prior to the payment date stated therein, to each holder of record of Series B Stock at his post office address as shown by the records of the Corporation.

          d. Fractional Shares. The Liquidation Payments with respect to each outstanding fractional share of Series B Stock shall be equal to a ratably proportionate amount of the Liquidation Payments with respect to each outstanding share of Series B Stock.

          e. Certain Actions not Liquidation. Neither the sale, lease or exchange (for cash, stock, securities or other consideration) of all or substantially all of the property and assets of the Corporation, nor the merger or consolidation of the Corporation with or into any other corporation, nor the merger or consolidation of any other corporation with or into the Corporation, shall be deemed to be a dissolution, liquidation or winding up, voluntary or involuntary, for the purposes of this paragraph 5.

     6.     Conversion.

          The holders of the Series B Stock shall have the following conversion rights:

          a. Conversion. Each share of Series B Stock shall be convertible at any time, at the option of the holder of record thereof, subject to the limitations on conversion set forth in paragraph (f) below, into fully paid and nonassessable shares of Common Stock at the "conversion rate" (as defined in paragraph (b) below) then in effect upon surrender to the Corporation or its transfer agent of the certificate or certificates representing the Series B Stock to be converted, as provided below, or if the holder notifies the Corporation or its transfer agent that such certificate or certificates have been lost, stolen or destroyed, upon the execution and delivery of an agreement satisfactory to the Corporation to indemnify the Corporation from any losses incurred by it in connection therewith.

          b. Basis For Conversion; Converted Shares. The basis for any conversion under this Section 6 shall be the "conversion rate" in effect at the time of conversion, which for the purposes hereof shall mean the number of shares of Common Stock issuable for each share of Series B Stock surrendered for conversion under this Section 6. Initially, the conversion rate shall be 5.0, i.e., 5.0 shares of Common Stock for each share of Series B Stock being converted. Such conversion rate shall be subject to adjustment as provided in
Section 7 below. If any fractional interest in a share of Common Stock would be deliverable upon conversion of Series B Stock, then such fractional share shall be disregarded if less than one half a share, or if more than one-half a share, the number of shares issuable upon conversion shall be rounded out to the next full share. Any shares of Series B Stock which have been converted shall be canceled and the certificates representing shares of Series B Stock so converted shall represent the right to receive such number of shares of Common Stock into which such shares of Series B Stock are convertible. The Board of Directors of the Corporation shall at all times reserve a sufficient number of authorized but unissued shares of Common Stock to be issued in satisfaction of the conversion rights and privileges aforesaid.

          c. Mechanics of Conversion. In the case of a conversion, before any holder of Series B Stock shall be entitled to convert the same into shares of Common Stock, it shall surrender the certificate or certificates for such shares of Series B Stock, duly endorsed, at the office of the Corporation or its transfer agent for the Series B Stock, and shall give written notice to the Corporation of the election to convert the same and shall state therein the name or names in which the certificate or certificates for shares of Common Stock are to be issued. The Corporation shall, as soon as practicable thereafter, issue and deliver at such office to such holder of Series B Stock, or to the nominee or nominees of such holder, a certificate or certificates for the number of shares of Common Stock to which such holder shall be entitled as aforesaid. A certificate or certificates will be issued for the remaining shares of Series B Stock in any case in which fewer than all of the shares of Series B Stock represented by a certificate are converted.

          d. Issue Taxes. The Corporation shall pay all issue taxes, if any, incurred in respect of the issue of shares of Common Stock on conversion. If a holder of shares surrendered for conversion specifies that the shares of Common Stock to be issued on conversion are to be issued in a name or names other than the name or names in which such surrendered shares stand, the Corporation shall not be required to pay any transfer or other taxes incurred by reason of the issuance of such shares of Common Stock to the name of another, and if the appropriate transfer taxes shall not have been paid to the Corporation or the transfer agent for the Series B Stock at the time of surrender of the shares involved, the shares of Common Stock issued upon conversion thereof may be registered in the name or names in which the surrendered shares were registered, despite the instructions to the contrary.


     e. Rights of Holders of Shares. Each conversion of shares of Series B Stock shall be deemed to have been made as of the close of business on the applicable conversion date so that the rights of the holder of shares of such Series B Stock shall, to the extent of such conversion, cease at such time and the person or persons entitled to receive shares of the Common Stock upon conversion of the shares of Series B Stock shall be treated for all purposes as having become the record holder or holders of the Common Stock at such time.

     f. Limitations on Conversions. The conversion of shares of Series B Stock shall be subject to the following limitations (each of which limitations shall be applied independently):

          i. Nasdaq Cap Amount. Unless (x) permitted by the applicable rules and regulations of The Nasdaq SmallCap Market on which the Common Stock is listed or traded (whether because the Corporation has obtained requisite shareholder approval or otherwise) or (y) the Corporation's securities are not then listed on The Nasdaq SmallCap Market (the conditions contained in clauses
(x) and (y) of this sentence are referred to herein as the "Nasdaq Conditions"), in no event shall the total number of shares of Common Stock issued upon conversion of the Series B Stock purchased by the holders exceed the maximum number of shares of Common Stock that the Corporation can so issue without the approval of its common stockholders pursuant to Rule 4310(c)(25)(H)(i)(d) of the Nasdaq SmallCap Market; provided that prior to such shareholder approval, the total number of shares of Common Stock issued upon conversion of the Series B Stock, taken together with such shares of Common Stock purchased pursuant to Section 2.2(a) of that certain Securities Purchase Agreement, dated as of February 5, 1999, between the Corporation and bmp Mobility AG Venture Capital, shall not exceed 18% of the Corporation's outstanding Common Stock (the "Nasdaq Cap Amount") The Nasdaq Cap Amount shall be allocated pro rata among the holders of Series B Stock as set forth in subparagraph (ii) hereof. No prior inability to convert shares of Series B Stock pursuant to this subparagraph (i) shall have any effect on the applicability of the provisions of this subparagraph (i) with respect to any subsequent determination of convertibility.

          ii. Allocations of Initial Cap Amounts. The Nasdaq Cap Amount (including voting restrictions, if any) shall be allocated pro rata among the holders of Series B Stock based on the number of shares of Series B Stock registered in the name of such holder.

          iii. Non-conversion Notice. If at any time any shares of Series B Stock are not convertible into Common Stock as a result of this Section 6(f), the Corporation shall, upon the request of any holder, provide within three business days a certificate of the Chief Financial Officer or the Corporation to such holder of such Series B Stock stating the number of such holder's shares of Series B Stock that may be converted into Common Stock. In the event that any shares of Series B Stock that were intended to be converted into Common Stock are determined not to be convertible, the Corporation, at the written request of the holder, will return such shares of Series B Stock to the holder thereof.

          iv. Within ten (10) days of such date upon which one of the Nasdaq Conditions is satisfied, the Corporation shall, having obtained the written consent of the holders of not less than a majority of the then outstanding shares of Series B Stock in accordance with section 8 hereof, file a Certificate of Amendment to this Certificate of Designations, Preferences and Rights to delete the provisions relating to "Limitations on Conversions" set forth in this Section 6(f).

     7. Adjustment of Conversion Price and Conversion Rate. The number and kind of securities issuable upon the conversion of the Series B Stock, the conversion price and the conversion rate shall be subject to adjustment from time to time in accordance with the following provisions:

     a. Distributions Combinations and Subdivisions of Capital Stock. If at any time the outstanding shares of Common Stock of the Corporation shall be subdivided into a greater or combined into a lesser number of shares (whether with the same or a different par value or without par value), including, without limitation, through a reverse stock split, the conversion rate shall be proportionately increased or decreased.

     b. Distributions in Respect of Capital Stock. If the Corporation shall distribute by way of dividend or otherwise upon its shares of Common Stock any cash, securities or property (excluding cash dividends paid out of earnings or surplus), then upon conversion of shares of Series B Stock occurring after such distribution date, the holder of the Series B Stock will be entitled to receive the number of shares of the Common Stock of the Corporation then deliverable pursuant to the terms hereof, and, in addition, the cash, securities or property which such holder would have received by way of such dividends or other distributions if such holder had been the record holder of the number of shares of such Common Stock, which would have been deliverable upon the exercise of such holder's conversion right if such conversion had been effected immediately prior to the record date for such distribution of cash, securities or property.

     c. Recapitalization, Reclassification and Succession. If any recapitalization of the Corporation or reclassification of shares of Common Stock of the Corporation or any merger or consolidation of the Corporation into or with a corporation or other business entity shall be effected, then the holder of the Series B Stock shall thereafter have the right to receive the kind and number of shares of stock or other securities or other property of the Corporation which the holder of Series B Stock would have been entitled to receive if the holder had held the Common Stock issuable upon conversion of his Series B Stock immediately prior to such recapitalization, reclassification, merger or consolidation.

     d. Fractional Shares. In the event that the application of the provisions of this Section 7 would result in the issuance of a fraction of a share of Common Stock of the Corporation, or a number of full shares plus a fraction of a share of such Common Stock, then such fractional share shall be disregarded if less than one-half a share, or, if more than one-half of a share, the number of shares issuable upon such exchange shall be rounded out to the next full share.

     e. Issuance of Additional Shares of Capital Stock. If the Corporation shall issue any additional shares of Common Stock or Common Stock equivalents (other than as provided in the foregoing subsections (a) through (d) of this Section) for no consideration or for a consideration per share less than Fair Market Value (as defined below) (or, in the case of a Common Stock equivalent, if the exercise price or conversion price shall be less than Fair Market Value) in effect on the date of and immediately prior to the issue of such additional shares of Common Stock or Common Stock equivalents, then and in such event, the Corporation shall cause notice of such issuance to be mailed to each holder of shares of Series B Stock at its then registered address by first-class mail, postage prepaid, and an equitable adjustment as determined by the Board in good faith shall be made to the conversion rate as soon as practicable and retroactive to such issue date in order to prevent dilution resulting from such below market issuance of the relative equity interest in the Corporation represented by shares of Series B Stock then outstanding compared to the total capital stock of the Corporation (including the Series B Stock) outstanding immediately prior to such issuance; provided, however, that this provision shall not apply to (i) the issue of up to 500,000 Warrants, convertible into 500,000 shares of Common Stock in connection with the Corporation's contemplated amendment to its $1,000,000 secured line of credit (the "Line of Credit") maintained by BSB Bank & Trust Company ("BSB");
(ii) the issuance of shares upon exercise or conversion of a Common Stock equivalent, as long as the exercise price or conversion price on the date of issuance of such Common Stock equivalent was in excess of Fair Market Value, and (iii) the issuance of Common Stock to a person that is not an Affiliate of the Corporation in a private placement at a discount to market not to exceed twenty five percent (25%) to reflect an illiquidity discount.

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

     f. Corporation to Prevent Dilution. If any event or condition occurs as to which other provisions of this Section 7 are not strictly applicable or if strictly applied would not fairly protect the exercise of conversion rights hereunder in accordance with the essential intent and principles of such provisions, or which might materially and adversely affect the conversion rights of the holder of Series B Stock under any provisions hereof, then the Board of Directors shall in good faith make an adjustment in the application and interpretation of such provisions, in accordance with such essential intent and principles, so as to protect such rights as aforesaid, and any adjustment necessary with respect to the conversion rate or the nature or kind of securities issuable upon conversion hereunder so as to preserve without dilution the rights of such holder; provided, however, that in no event shall any such adjustment (other than a reverse stock split or the like) have the effect of decreasing the conversion rate as otherwise determined pursuant to this Certificate.

          g. Valid Issuance. All shares of Common Stock which may be issued in connection with the conversion provisions set forth herein shall, upon issuance by the Corporation, be validly issued, fully paid and nonassessable, free from preemptive rights and free from all taxes, liens or charges with respect thereto created or imposed by the Corporation.

          h. Other Provisions Applicable to Adjustment Under this Section. The following provisions shall be applicable to the adjustments in Conversion Price as provided in this Section 7:

          i. Treasury Shares. The number of shares of Common Stock at any time outstanding shall not include any shares thereof then directly or indirectly owned or held by or for the account of the Corporation.

          ii. Minimum Adjustment. No adjustment of the conversion rate shall be made if the amount of any such adjustment would be an amount less than five percent (5%) of the conversion rate then in effect, but any such amount shall be carried forward and an adjustment in respect thereof shall be made at the time of and together with any subsequent adjustment which, together with such amount and any other amount or amounts so carried forward, shall aggregate an increase or decrease of five percent (5%) or more.

     8.     Voting Rights.

          a. General. Holders of Series B Stock shall be entitled to notice of all meetings of the Corporation's stockholders but shall not be entitled to vote except in respect of such matters as to which they are entitled to vote as a class under the Delaware General Corporation Law and except as provided herein. In connection with the foregoing,

          i. Amendment. The Corporation shall not, without the approval by vote or written consent of the holders of not less than a majority of the then outstanding shares of Series B Stock, voting as a separate class, amend, alter or repeal any of the provisions of the Certificate of Incorporation or the Certificate of Designation creating this Series B Stock which would alter or change the powers, preferences or special rights of the shares of Series B Stock so as to affect them adversely, including, but not limited to, increasing or decreasing the par value of the Series B Stock.

          ii. Right to Designate Directors. If the convertible feature of the Series B Stock into Common Stock is not exercisable by July 31, 1999 because neither of the Nasdaq Conditions has been satisfied, then the number of directors constituting the Board of Directors shall, without further action, be increased by such number as is equal to one more than the number of directors constituting the Board at such time (i.e., if such Board is constituted by four (4) directors then the number of directors shall be increased by five (5), for a total of nine directors), and the holders of a majority of the outstanding shares of Series B Stock shall have, in addition to the other voting rights set forth herein, the exclusive right, voting together as a single class, to elect the directors necessary to fill the vacancies created by such increase in the size of the Board (the "Additional Directors"). Additional Directors shall continue as directors and such additional voting right shall continue until such time as one of the Nasdaq Conditions is satisfied, at which time such Additional Directors shall cease to be directors and such additional voting right of the holders of shares of Series B Stock shall terminate.

          iii. Procedures. The foregoing rights of holders of shares of Series B Stock to take any action as provided in this Section 8 may be exercised at any annual meeting of stockholders or at a special meeting of stockholders held for such purpose as hereinafter provided or at any adjournment thereof, or by the written consent, delivered to the Secretary of the Corporation, of the holders of the minimum number of shares of Series B Stock required to take such action. So long as such right to vote continues (and unless such right has been exercised by written consent of the minimum number of shares required to take such action), the Chairman of the Board of Directors may call, and upon the written request of holders of record of 20% of the outstanding shares of Series B Stock, addressed to the Secretary of the Corporation at the principal office of the Corporation, shall call, a special meeting of the holders of shares entitled to vote as provided herein. The Corporation shall use its best efforts to hold such meeting within 60 days after delivery of such request to the Secretary, at the place and upon the notice provided by law and in the Bylaws for the holding of meetings of stockholders.

          iv. Additional Director Vacancies and Removals. Each Additional Director elected pursuant to Subsection 8c hereof shall serve until the annual meeting for the year in which his or her term expires and until his or her successor shall be elected and shall qualify, unless such Additional Director's term of office shall have terminated pursuant to the provisions of Subsection c hereof, as the case may be. In case any vacancy shall occur among the Additional Directors elected pursuant to Subsection 8c hereof, such vacancy may be filled for the unexpired portion of the term by vote of the remaining Additional Director or Additional Directors theretofore elected by such holders (or such Additional Director's or Additional Directors' successor in office), if any. If any such vacancy is not so filled within 20 days after the creation thereof or if all of the Additional Directors so elected shall cease to serve as directors before their term shall expire, the holders of the shares of Series B Stock then outstanding and entitled to vote for such director pursuant to the provisions of Subsection 8c hereof, as the case may be, may elect successors to hold office for the unexpired terms of any vacant directorships, by written consent as herein provided, or at a special meeting of such holders called as provided herein. The holders of a majority of the shares of Series B Stock entitled to vote for Additional Directors pursuant to Subsection 8c hereof, as the case may be, shall have the right to remove with or without cause at any time and replace any Additional Directors such holders have elected pursuant to such section, by written consent as herein provided, or at a special meeting of such holders called as provided herein.

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

          IN WITNESS WHEREOF, the undersigned has executed this Certificate this 27th day of April, 1999.

                              SEMICONDUCTOR LASER INTERNATIONAL CORPORATION

                              By: __________________________
                                  Geoffrey T. Burnham
                                  President & Chief Executive Officer

                                                      Exhibit B


                           CONSULTING AGREEMENT

     THIS CONSULTING AGREEMENT (the "Agreement") is made and entered into as of April 28, 1999, by and between Semiconductor Laser International Corporation, a Delaware corporation (the "Company"), and bmp Management Consultants GmbH, a German limited liability corporation ("bmp Consultants").

     WHEREAS, in connection with certain financial and strategic planning to be undertaken by the Company, including the creation of a strategic business plan and the identification of appropriate sources of capital for the Company, the Company agrees to retain bmp Consultants as a consultant, and bmp Consultants agrees to become a consultant to the Company, on the terms and subject to the conditions hereinafter contained;

     NOW, THEREFORE, in consideration of the premises and of the mutual agreements and covenants contained herein, and for other good and valuable consideration, the receipt and sufficiency of which is hereby acknowledged, the parties hereto, each intending to be legally bound, do hereby agree as follows:

1.     Duties; Compensation.

     1.1 Duties. The Company hereby retains bmp Consultants, effective May 3, 1999, as a consultant to assist the Company, from time to time as shall be mutually agreed to by the Company and bmp Consultants, with its financial and strategic planning. The services to be provided by bmp Consultants in this regard shall include, but are not limited to, the following:

          (a) the identification and description of production and management processes of the Company focusing primarily on supplier, distribution, and sales management;

          (b) creation and development of a detailed strategic business plan and catalogue to improve the Company's management, focusing primarily on supplier, distribution, and sales management;

          (c) implementation and control of the strategic business plan and catalogue;

          (d) enhancement of the Company's reputation in the laser industry and the financial community;

          (e) identification and introduction of the Company to strategic partners and investors in Europe;

          (f) development and improvement of the Company's relationship with strategic partners in Europe; and

          (g) identification and facilitation of investments in the Company on the Berliner Freiverkehr.

     1.2 Compensation. As compensation for bmp Consultants' consulting services hereunder, the Company hereby agrees to pay bmp Consultants an amount equal to a maximum of $200,000 USD in the aggregate, based upon per diem consulting rate of $1,500 USD for a regular consultant and $2,000 USD for a senior consultant or partner of bmp Consultants or any of its affiliates.
Such $200,000 USD maximum consulting fee shall be inclusive of any travel or other related expenses. bmp Consultants shall provide the Company with a monthly report regarding the status of bmp Consultants' consulting services, the days billed and any additional related expenses. Each payment by the Company for bmp Consultants' consulting services shall be counted against the $200,000 USD maximum and shall be payable as follows:

          (a) Six monthly installments of $15,000 USD commencing immediately following the funding of the April Installment (as defined in Amendment No. 1 to Securities Purchase Agreement, dated as of the date hereof, between the Company and bmp Mobility AG Venture Capital ("bmp")) and ending five months following such funding date;

          (b)     $50,000 USD payable at the closing of the Final Installment;
and

          (c) Six monthly installments of $10,000 USD commencing six months following the funding of the April Installment and ending twelve months following such funding date.


     1.3 Relationship to the Company. bmp Consultants shall have no power or authority, express or implied, to enter into any contract or commitment, including any agreement with respect to any transaction to raise debt or equity ("Transaction") on behalf of the Company. In addition, nothing contained herein shall be construed in any manner that would deem bmp Consultants or any of its employees to be an employee of the Company.

2.     Confidentiality.   bmp Consultants shall not disclose to any third
party, other than its representatives, agents, advisors, counsel, accountants or potential participants in any Transaction (collectively, "Representatives"), any non-public information about the Company or any Transaction, including, but not limited to, any strategic business plan, except (i) as may be required by court order, subpoena or governmental authority or (ii) with the prior written consent of the other party hereto. The parties hereto agree that the remedy at law for any breach of the requirements of this Section 2 will be inadequate and that any breach would cause such immediate and permanent damage as would be impossible to ascertain, and, therefore, the parties hereto agree and consent that in the event of any breach of this subsection, in addition to any and all other legal and equitable remedies available for such breach, including a recovery of damages, the non-breaching parties shall be entitled to obtain preliminary or permanent injunctive relief without the necessity of proving actual damage by reason of such breach and, to the extent permissible under applicable law, a temporary restraining order may be granted immediately on commencement of such action.

3. Termination. This Agreement shall be terminated, (i) without further obligation of the Company, upon any breach by bmp of its installment payment obligations under Section 1 of Amendment No. 1 to Securities Purchase Agreement, dated as of the date hereof, between the Company and bmp and (ii) at any time at the option of bmp Consultants. This Agreement may also be terminated at any time by mutual consent of bmp Consultants and the Company. Upon the termination of this Agreement, this Agreement shall forthwith become null and void, other than the agreements set forth in Sections 2, 3 and 4 hereof.

4.     Miscellaneous.

     4.2 Successors and Assigns. This Agreement shall be binding upon and inure to the benefit of the parties hereto and their respective successors and assigns. None of the parties hereto shall assign any rights or delegate any duties hereunder without the prior written consent of the other party.

     4.3 Governing Law. This Agreement shall be construed in accordance with, and governed by, the internal laws of the Republic of Germany, without giving effect to the principles of conflict of laws thereof.

     4.4 Entire Agreement. This Agreement sets forth the entire understanding and agreement of the parties with respect to this subject matter and supersedes any and all prior understandings, negotiations or agreements among the parties hereto, both written and oral, with respect to such subject matter.

     4.5 Counterparts. This Agreement may be executed in counterparts, each of which shall be deemed an original, and all of which together shall constitute a single agreement.

     4.6 Severability. In the event that any one or more of the provisions contained in this Agreement shall for any reason be held to be invalid, illegal or unenforceable in any respect, in whole or in part, the validity of the remaining provisions shall not be affected and the remaining portion of any provision held to be invalid, illegal or unenforceable shall in no way be affected, prejudiced or disturbed thereby.

     4.7 No Third Party Beneficiaries. This Agreement shall not confer any rights or remedies upon any person or entity other than the parties hereto and their respective successors and permitted assigns.

     4.8 Amendment and Modification. This Agreement may be amended or modified only by written agreement executed by the parties hereto.


     4.9 Waiver. At any time prior to the termination of this Agreement, each of the parties hereto may (i) extend the time for the performance of any of the obligations or other acts of any other party hereto,
(ii) waive any inaccuracies in the representations and warranties contained herein or in any document delivered pursuant hereto, or (iii) waive compliance with any of the covenants, agreements or conditions contained herein. Any agreement on the part of a party hereto to any such extension or waiver shall be valid only if set forth in a written instrument signed by the party granting such waiver. Such waiver or failure to insist upon strict compliance with such obligation, covenant, agreement or condition shall not operate as a waiver of, or estoppel with respect to, any subsequent or future failure.
     IN WITNESS WHEREOF, the parties hereto have executed this Agreement as of the date set forth above.

     SEMICONDUCTOR LASER INTERNATIONAL
     CORPORATION


     By:
         Name: Geoffrey T. Burnham
         Title: President, Chief Executive Officer
                   and Chairman of the Board


     bmp MANAGEMENT CONSULTANTS GmbH


                    By:
                        Name:
                        Title:

                                                       Exhibit C

                   FORM OF COMMON STOCK PURCHASE WARRANT

                 Void after [Final Installment Date] __, 2004

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

                              _________________

                          COMMON STOCK PURCHASE WARRANT

     SEMICONDUCTOR LASER INTERNATIONAL CORPORATION, a Delaware corporation (the "Company"), having its principal office at 15 Link Drive, Binghamton, New York 13904, hereby certifies that, for value received, bmp MOBILITY AG VENTURE CAPITAL ("bmp"), or assigns, is entitled, subject to the terms set forth below, to purchase from the Company at any time on or from time to time after [Final Installment Date] __, 1999 and before 5:00 P.M., New York City time, on [Final Installment Date] __, 2004, Five Hundred Thousand (500,000) fully paid and non-assessable shares of Common Stock of the Company, at the price per share (the "Purchase Price") of Fifty Cents ($0.50 USD). The number and character of such shares of Common Stock and the Purchase Price are subject to adjustment as provided herein.

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

     As used herein the following terms, unless the context otherwise requires, have the following respective meanings:

(a)The term "Company" includes the Company and any corporation which shall succeed to or assume the obligations of the Company hereunder.

(b)The term "Common Stock" includes all stock of any class or classes (however designated) of the Company, authorized upon the Original Issue Date or thereafter, the holders of which shall have the right, without limitation as to amount, either to all or to a share of the balance of current dividends and liquidating dividends after the payment of dividends and distributions on any shares entitled to preference, and the holders of which shall ordinarily, in the absence of contingencies, be entitled to vote for the election of a majority of directors of the Company (even though the right so to vote has been suspended by the happening of such a contingency).

(c)The term "Series B Convertible Preferred Stock" shall mean the Company's "Series B Convertible Preferred Stock" as authorized by the Company's Certificate of Incorporation as amended through the Original Issue Date.

(d)The "Original Issue Date" is [Final Installment Date] __, 1999, the date as of which this Warrant was first issued.

(e)The term "Other Securities" refers to any stock (other than Common Stock) and other securities of the Company or any other person (corporate or otherwise) which the holder of this Warrant at any time shall be entitled to receive, or shall have received, upon the exercise of this Warrant, in lieu of or in addition to Common Stock, or which at any time shall be issuable or shall have been issued in exchange for or in replacement of Common Stock or Other Securities pursuant to section 6 or otherwise.

(f)The term "Purchase Price per share" shall be the then applicable exercise price for one share of Common Stock.

(g)The terms "registered" and "registration" refer to a registration effected by filing a registration statement in accordance with the Securities Act, to permit the disposition of Common Stock (or Other Securities) issued or issuable upon the exercise of this Warrant, and any post-effective amendments and supplements filed or required to be filed to permit any such disposition.

(h)The term "Securities Act" means the Securities of Act of 1933 as the same shall be in effect at the time.

     1.     Registration, etc.

1.1 This Warrant, the shares of Common Stock issuable upon exercise thereof and the Other Securities shall be Registrable Securities (as defined in the Registration Rights Agreement, dated as of February 5, 1999, between the Company and bmp, the "Registration Rights Agreement") and shall have such registration rights as provided in the Registration Rights Agreement.

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

     5. Adjustment for Dividends in Other Stock, Property, etc.; Reclassification, etc. In case at any time or from time to time after the Original Issue Date the holders of Common Stock (or Other Securities) shall have received or (on or after the record date fixed for the determination of stockholders eligible to receive) shall have become entitled to receive without payment therefor

(a)other or additional stock or other securities or property (other than cash) by way of dividend, or

(b)any cash paid or payable (including, without limitation, by way of dividend other than a dividend payable out of earned surplus of the Company), or

(c)other or additional (or less) stock or other securities or property (including cash) by way of spin-off, split-up, recapitalization, combination of shares or similar corporate rearrangement,

     then, and in each such case the record owner of this Warrant, upon the exercise hereof as provided in section 3, shall be entitled to receive the amount of stock and other securities and property (including cash in the cases referred to in subdivisions (b) and (c) of this section 5) which such record owner would hold on the date of such exercise if on the Original Issue Date he had been the holder of record of the number of shares of Common Stock called for on the face of this Warrant and had thereafter, during the period from the Original Issue Date to and including the date of such exercise, retained such shares and all such other additional (or less) stock and other securities and property (including cash in the cases referred to in subdivisions (b) and (c) of this section 5) receivable by him as aforesaid during such period, giving effect to all adjustments called for during such period by section 6 and 7 hereof.

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

     7.     Other Adjustments.
7.1 General. In any case to which sections 5 and 6 hereof are not applicable, where the Company shall issue or sell shares of its Common Stock after the Original Issue Date and prior to the expiration of this Warrant either
(a) in the case of securities traded on an exchange, for consideration per share less than the then current Market Price or (b) in the case of securities privately placed for sale by the Company other than the purchase by bmp of the Series B Convertible Preferred Stock, for a consideration per share less than Seventy-Five Percent (75%) of the then current Market Price (as such term is defined above) (hereinafter, the "Lower Exercise Price"), then the Purchase Price in effect hereunder shall simultaneously with such issuance or sale be equitably adjusted by the Board of Directors of the Company in good faith and/or the number of shares of Common Stock issuable upon exercise hereof shall be increased, so that the record owner of this Warrant does not suffer any dilution.
7.2 Convertible Securities. In case the Company shall issue or sell any securities convertible into Common Stock of the Company ("Convertible Securities") after the date hereof other than the Series B Convertible
Preferred Stock, there shall be determined the price per share for which Common Stock is issuable upon the conversion or exchange thereof, such determination to be made by dividing (a) the total amount received or receivable by the Company as consideration for the issue or sale of such Convertible Securities, plus the minimum aggregate amount of additional consideration, if any, payable to the Company upon the conversion or exchange thereof, by (b) the maximum number of shares of Common Stock of the Company issuable upon the conversion or exchange of all of such Convertible
Securities.
          If the price per share so determined shall be less than the applicable Purchase Price per share, then such issue or sale shall be deemed to be an issue or sale for cash (as of the date of issue or sale of such Convertible Securities) of such maximum number of shares of Common Stock at the price per share so determined, provided that, if such Convertible
Securities shall by their terms provide for an increase or increases, with the passage of time, in the amount of additional consideration, if any, to the Company, or in the rate of exchange, upon the conversion or exchange thereof, the adjusted Purchase Price per share shall, forthwith upon any such increase becoming effective, be readjusted to reflect the same, and provided further, that upon the expiration of such rights of conversion or exchange of such Convertible Securities, if any thereof shall not have been exercised, the adjusted Purchase Price per share shall forthwith be readjusted and thereafter be the price which it would have been had an adjustment been made on the basis that the only shares of Common Stock so issued or sold were issued or sold upon the conversion or exchange of such Convertible Securities, and that they were issued or sold for the consideration actually received by the Company upon such conversion or exchange, plus the consideration, if any, actually received by the Company for the issue or sale of all of such Convertible Securities which shall have been converted or exchanged.

7.3 Rights and Options. In case the Company shall grant any rights or options to subscribe for, purchase or otherwise acquire Common Stock , there shall be determined the price per share for which Common Stock is issuable upon the exercise of such rights or options, such determination to be made by dividing (a) the total amount, if any, received or receivable by the Company as consideration for the granting of such rights or options, plus the minimum aggregate amount of additional consideration payable to the Company upon the exercise of such rights or options, by (b) the maximum number of shares of Common Stock of the Company issuable upon the exercise of such rights or options.
          If the price per share so determined shall be less than the applicable Purchase Price per share, then the granting of such rights or options shall be deemed to be an issue or sale for cash (as of the date of the granting of such rights or options) of such maximum number of shares of Common Stock at the price per share so determined, provided that, if such rights or options shall by their terms provide for an increase or increases, with the passage of time, in the amount of additional consideration payable to the Company upon the exercise thereof, the adjusted Purchase Price per share shall, forthwith upon any such increase becoming effective, be readjusted to reflect the same, and provided, further, that upon the expiration of such rights or options, if any thereof shall not have been exercised, the adjusted Purchase Price per share shall forthwith be readjusted and thereafter be the price which it would have been had an adjustment been made on the basis that the only shares of Common Stock so issued or sold were those issued or sold upon the exercise of such rights or options and that they were issued or sold for the consideration actually received (by the Company) upon such exercise, plus the consideration, if any, actually received by the Company for the granting of all such rights or options, whether or not exercised.

7.4 Minimum Adjustment. No adjustment shall be made under this Article 7 if the amount of any such adjustment would be an amount less than five percent
(5%) of the Purchase Price then in effect, but any such amount shall be carried forward and an adjustment in respect thereof shall be made at the time of and together with any subsequent adjustment which, together with such amount and any other amount or amounts so carried forward, shall aggregate an increase or decrease of five percent (5%) or more.
     8.     Further Assurances.  The Company will take all such action as may be necessary or appropriate in order that the Company may validly and legally issue fully paid and non-assessable shares of stock upon the exercise of all Warrants from time to time outstanding.
     9. Certificate of Chief Financial Officer as to Adjustments. In each case of any adjustment or readjustment in the shares of Common Stock (or Other Securities) issuable upon the exercise of this Warrant, the Company at its expense will promptly cause the Company's Chief Financial Officer to compute such adjustment or readjustment in accordance with the terms of this Warrant and prepare a certificate setting forth such adjustment or readjustment and showing in detail the facts upon which such adjustment or readjustment is based, and the number of shares of Common Stock outstanding or deemed to be outstanding; provided that if any similar certificate is provided by the Company's regularly retained auditor to the holder of any other warrant of the Company, the Company's regularly retained auditor shall provide this certificate to the record owner of this Warrant. The Company will forthwith mail a copy of each such certificate to the record owner of this Warrant.
     10.     Notices of Record Date, etc.
     In the event of
(a)any taking by the Company of a record of the holders of any class of securities for the purpose of determining the holders thereof who are entitled to receive any dividend (other than a cash dividend payable out of earned surplus of the Company) or other distribution, or any right to subscribe for, purchase or otherwise acquire any shares of stock of any class or any other securities or property, or to receive any other right, or
(b)any capital reorganization of the Company, any reclassification or recapitalization of the capital stock of the Company or any transfer of all or substantially all the assets of the Company to or consolidation or merger of the Company with or into any other person, or
(c)any voluntary or involuntary dissolution, liquidation or winding-up of the Company, then and in each such event the Company will mail or cause to be mailed to the record owner of this Warrant a notice specifying (i) the date on which any such record is to be taken for the purpose of such dividend, distribution or right, and stating the amount and character of such dividend, distribution or right and (ii) the date on which any such reorganization, reclassification, recapitalization, transfer, consolidation, merger, dissolution, liquidation or winding-up is to take place, and the time, if any, as of which the holders of record of Common Stock (or Other Securities) shall be entitled to exchange their shares of Common Stock (or Other Securities) for securities or other property deliverable upon such reorganization, reclassification, recapitalization, transfer, consolidation, merger, dissolution, liquidation or winding-up. Such notice shall be mailed at least twenty (20) days prior to date therein specified.
     11.     Reservation of Stock, etc., Issuable on Exercise of Warrants.
The Company will at all times reserve and keep available, solely for issuance and delivery upon the exercise of this Warrant, all shares of Common Stock (or Other Securities) from time to time issuable upon the exercise of this
Warrant.
     12. Listing on Securities Exchanges; Registration. If the Company at any time after the Original Issue Date shall list any Common Stock on any national securities exchange and shall register such Common Stock under the Securities Exchange Act of 1934 (as then in effect, or any similar statute then in effect), the Company will, at its expense, to the extent permitted by the rules of such exchange, simultaneously list on such exchange, upon official notice of issuance upon the exercise of this Warrant, all shares of Common Stock from time to time issuable upon the exercise of this Warrant, and maintain such listing of all shares of Common Stock from time to time issuable upon the exercise of this Warrant, and the Company will so list on any national securities exchange, will so register and will maintain such listing of, any Other Securities if and at the time that any securities of like class or similar type shall be listed on such national securities exchange by the Company.
     13. Exchange of Warrants. Subject to the provisions of section 2 hereof, upon surrender for exchange of this Warrant, properly endorsed, to the Company, the Company at its own expense will issue and deliver to or upon the order of the record owner thereof a new Warrant of like tenor, in the name of such record owner or as such record owner (upon payment by such record owner of any applicable transfer taxes) may direct, calling in the aggregate on the face or faces thereof for the number of shares of Common Stock called for on the face of this Warrant.
     14. Replacement of Warrants. Upon receipt of evidence reasonably satisfactory to the Company of the loss, theft, destruction or mutilation of this Warrant and, in the case of any such loss, theft or destruction, upon delivery of an indemnity agreement reasonably satisfactory in form and amount to the Company or, in the case of any such mutilation, upon surrender and cancellation of this Warrant, the Company at its expense will execute and deliver, in lieu thereof, a new Warrant of like tenor.
     15. Warrant Agent. The Company may, by written notice to each record owner of this Warrant, appoint an agent having an office in New York, New
York, for the purpose of issuing Common Stock (or Other Securities) upon the exercise of this Warrant pursuant to section 3, exchanging this Warrant pursuant to section 13, and replacing this Warrant pursuant to section 14, or any of the foregoing, and thereafter any such issuance, exchange or replacement, as the case may be, shall be made at such office by such agent.
     16. Negotiability, etc. This Warrant is issued upon the following terms, to all of which each holder or owner hereof by the taking hereof consents and agrees:
(a)subject to the provisions hereof, title to this Warrant may be transferred, in whole but not in part, by endorsement (by the holder hereof executing the form of assignment at the end hereof) and delivery in the same manner as in the case of a negotiable instrument transferable by endorsement and delivery;
(b)subject to the foregoing, any person in possession of this Warrant properly endorsed is authorized to represent himself as absolute owner hereof and is empowered to transfer absolute title hereto by endorsement and delivery hereof to a bona fide purchaser hereof for value; each prior taker or owner waives and renounces all of his equities or rights in this Warrant in favor of each such bona fide purchaser and each such bona fide purchaser shall acquire absolute title hereto and to all rights represented hereby; and
(c)until this Warrant is transferred on the books of the Company, the Company may treat the record owner hereof as the absolute owner hereof for all purposes, notwithstanding any notice to the Company.
     17. Notices, etc. All notices and other communications from the Company to the record owner of this Warrant shall be mailed by first class registered or certified mail, postage prepaid, at such address as may have been furnished to the Company in writing by such record owner, or, until an address is so furnished, to and at the address of the last record owner of this Warrant who has so furnished an address to the Company.
     18. Miscellaneous. This Warrant and any term thereof may be changed, waived, discharged or terminated only by an instrument in writing signed by the party against which enforcement of such change, waiver, discharge or termination is sought. This Warrant is being delivered in the State of New
York and shall be construed and enforced in accordance with and governed by the internal laws of such state.  The headings in this Warrant are for purposes of reference only, and shall not limit or otherwise affect any of the terms hereof.
     19.     Executed Expiration.   The right to exercise this Warrant shall
expire at 5:00 P.M., New York City time, on [Final Installment Date] __, 2004.
     20. Assignability. This Warrant is fully assignable, in whole but not in part, at any time, subject to applicable securities laws.

Dated:[Final Installment Date] __, 1999 SEMICONDUCTOR LASER INTERNATIONAL CORPORATION


By:
Geoffrey T. Burnham
President

[Corporate Seal]

Witness:



                            FORM OF SUBSCRIPTION

                  (To be signed only upon exercise of Warrant)

To:  SEMICONDUCTOR LASER INTERNATIONAL CORPORATION
     15 Link Drive
     Binghamton, NY  13904

     The undersigned, the record owner of the within Warrant, hereby irrevocably elects to exercise the purchase right represented by such Warrant for, and to purchase thereunder,* shares of Common Stock of SEMICONDUCTOR LASER INTERNATIONAL CORPORATION, and herewith make payment of
$                        therefor, and requests that the certificates for such
shares be issued in the name of, and delivered
to,                                         , whose address is
                                                                     .


Dated:




(Signature must conform in all respects to name of record owner as specified on the face of the Warrant




                    (Address)


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


                             FORM OF ASSIGNMENT

               (To be signed only upon transfer of Warrant)

     For value received, the undersigned hereby sells, assigns and transfers
unto                                                              the right
represented by the within Warrant to purchase shares of Common Stock of SEMICONDUCTOR LASER INTERNATIONAL CORPORATION to which the within Warrant
relates, and appoints                                        as
Attorney-in-Fact to transfer such right on the books
of                                     with full power of substitution in the
premises. The Warrant being transferred hereby is the Common Stock Purchase Warrant initially issued by SEMICONDUCTOR LASER INTERNATIONAL CORPORATION as
of [Final Installment Date]     , 1999.


Dated:



(Signature must conform in all respects to name of record owner as specified on the face of the Warrant)


                                        (Address)



Signature guaranteed by a Bank or
Trust Company having its principal
office in New York City or by a Member
Firm of the New York or American
Stock Exchange

[TYPE]     EX-10.2

                           CONSULTING AGREEMENT

     THIS CONSULTING AGREEMENT (the "Agreement") is made and entered into as of April 28, 1999, by and between Semiconductor Laser International Corporation, a Delaware corporation (the "Company"), and bmp Management Consultants GmbH, a German limited liability corporation ("bmp Consultants").

     WHEREAS, in connection with certain financial and strategic planning to be undertaken by the Company, including the creation of a strategic business plan and the identification of appropriate sources of capital for the Company, the Company agrees to retain bmp Consultants as a consultant, and bmp Consultants agrees to become a consultant to the Company, on the terms and subject to the conditions hereinafter contained;

     NOW, THEREFORE, in consideration of the premises and of the mutual agreements and covenants contained herein, and for other good and valuable consideration, the receipt and sufficiency of which is hereby acknowledged, the parties hereto, each intending to be legally bound, do hereby agree as follows:

1.     Duties; Compensation.

     1.1 Duties. The Company hereby retains bmp Consultants, effective May 3, 1999, as a consultant to assist the Company, from time to time as shall be mutually agreed to by the Company and bmp Consultants, with its financial and strategic planning. The services to be provided by bmp Consultants in this regard shall include, but are not limited to, the following:

          (a) the identification and description of production and management processes of the Company focusing primarily on supplier, distribution, and sales management;

          (b) creation and development of a detailed strategic business plan and catalogue to improve the Company's management, focusing primarily on supplier, distribution, and sales management;

          (c) implementation and control of the strategic business plan and catalogue;

          (d) enhancement of the Company's reputation in the laser industry and the financial community;

          (e) identification and introduction of the Company to strategic partners and investors in Europe;

          (f) development and improvement of the Company's relationship with strategic partners in Europe; and

          (g) identification and facilitation of investments in the Company on the Berliner Freiverkehr.

     1.2 Compensation. As compensation for bmp Consultants' consulting services hereunder, the Company hereby agrees to pay bmp Consultants an amount equal to a maximum of $200,000 USD in the aggregate, based upon per diem consulting rate of $1,500 USD for a regular consultant and $2,000 USD for a senior consultant or partner of bmp Consultants or any of its affiliates.
Such $200,000 USD maximum consulting fee shall be inclusive of any travel or other related expenses. bmp Consultants shall provide the Company with a monthly report regarding the status of bmp Consultants' consulting services, the days billed and any additional related expenses. Each payment by the Company for bmp Consultants' consulting services shall be counted against the $200,000 USD maximum and shall be payable as follows:

          (a) Six monthly installments of $15,000 USD commencing immediately following the funding of the April Installment (as defined in Amendment No. 1 to Securities Purchase Agreement, dated as of the date hereof, between the Company and bmp Mobility AG Venture Capital ("bmp")) and ending five months following such funding date;

          (b)     $50,000 USD payable at the closing of the Final Installment;
and

          (c) Six monthly installments of $10,000 USD commencing six months following the funding of the April Installment and ending twelve months following such funding date.


     1.3 Relationship to the Company. bmp Consultants shall have no power or authority, express or implied, to enter into any contract or commitment, including any agreement with respect to any transaction to raise debt or equity ("Transaction") on behalf of the Company. In addition, nothing contained herein shall be construed in any manner that would deem bmp Consultants or any of its employees to be an employee of the Company.

2.     Confidentiality.   bmp Consultants shall not disclose to any third
party, other than its representatives, agents, advisors, counsel, accountants or potential participants in any Transaction (collectively, "Representatives"), any non-public information about the Company or any Transaction, including, but not limited to, any strategic business plan, except (i) as may be required by court order, subpoena or governmental authority or (ii) with the prior written consent of the other party hereto. The parties hereto agree that the remedy at law for any breach of the requirements of this Section 2 will be inadequate and that any breach would cause such immediate and permanent damage as would be impossible to ascertain, and, therefore, the parties hereto agree and consent that in the event of any breach of this subsection, in addition to any and all other legal and equitable remedies available for such breach, including a recovery of damages, the non-breaching parties shall be entitled to obtain preliminary or permanent injunctive relief without the necessity of proving actual damage by reason of such breach and, to the extent permissible under applicable law, a temporary restraining order may be granted immediately on commencement of such action.

3. Termination. This Agreement shall be terminated, (i) without further obligation of the Company, upon any breach by bmp of its installment payment obligations under Section 1 of Amendment No. 1 to Securities Purchase Agreement, dated as of the date hereof, between the Company and bmp and (ii) at any time at the option of bmp Consultants. This Agreement may also be terminated at any time by mutual consent of bmp Consultants and the Company. Upon the termination of this Agreement, this Agreement shall forthwith become null and void, other than the agreements set forth in Sections 2, 3 and 4 hereof.

4.     Miscellaneous.

     4.2 Successors and Assigns. This Agreement shall be binding upon and inure to the benefit of the parties hereto and their respective successors and assigns. None of the parties hereto shall assign any rights or delegate any duties hereunder without the prior written consent of the other party.

     4.3 Governing Law. This Agreement shall be construed in accordance with, and governed by, the internal laws of the Republic of Germany, without giving effect to the principles of conflict of laws thereof.

     4.4 Entire Agreement. This Agreement sets forth the entire understanding and agreement of the parties with respect to this subject matter and supersedes any and all prior understandings, negotiations or agreements among the parties hereto, both written and oral, with respect to such subject matter.

     4.5 Counterparts. This Agreement may be executed in counterparts, each of which shall be deemed an original, and all of which together shall constitute a single agreement.

     4.6 Severability. In the event that any one or more of the provisions contained in this Agreement shall for any reason be held to be invalid, illegal or unenforceable in any respect, in whole or in part, the validity of the remaining provisions shall not be affected and the remaining portion of any provision held to be invalid, illegal or unenforceable shall in no way be affected, prejudiced or disturbed thereby.

     4.7 No Third Party Beneficiaries. This Agreement shall not confer any rights or remedies upon any person or entity other than the parties hereto and their respective successors and permitted assigns.

     4.8 Amendment and Modification. This Agreement may be amended or modified only by written agreement executed by the parties hereto.


     4.9 Waiver. At any time prior to the termination of this Agreement, each of the parties hereto may (i) extend the time for the performance of any of the obligations or other acts of any other party hereto,
(ii) waive any inaccuracies in the representations and warranties contained herein or in any document delivered pursuant hereto, or (iii) waive compliance with any of the covenants, agreements or conditions contained herein. Any agreement on the part of a party hereto to any such extension or waiver shall be valid only if set forth in a written instrument signed by the party granting such waiver. Such waiver or failure to insist upon strict compliance with such obligation, covenant, agreement or condition shall not operate as a waiver of, or estoppel with respect to, any subsequent or future failure.

     IN WITNESS WHEREOF, the parties hereto have executed this Agreement as of the date set forth above.

     SEMICONDUCTOR LASER INTERNATIONAL CORPORATION

         /s/ Geoffrey T. Burnham
     By: _________________________
         Name: Geoffrey T. Burnham
         Title: President, Chief Executive Officer
                   and Chairman of the Board

     bmp MANAGEMENT CONSULTANTS GmbH

                       /s/ Oliver Borrmann
                    By:__________________________
                          Name:  Oliver Borrmann
                          Title: CEO