Form 10QSB
period 1999-06-30
SEMICONDUCTOR LASER INTERNATIONAL CORP
filed 1999-08-16
CIK 921445

SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549


                                 --------------------

                                     FORM 10-QSB




(Mark one)
[x] Quarterly Report under section 13 or 15(d) of the Securities Exchange Act of 1934

                       For the quarter ended June 30, 1999

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

               Yes    [x]                        No    [ ]

     As of July 12, 1999 there were outstanding 12,884,632 shares of the issuers common stock, par value $.01 per share.

Transitional Small Business Disclosure Format

               Yes    [ ]                        No    [x]

                         Part I. Financial Information

Item 1. Financial Statements


                   Semiconductor Laser International Corporation

                                   Balance Sheet

                                                   December 31,      June 30,
                                                       1998            1999
                                                                    (unaudited)
                                                   ------------     ------------
Assets
Current assets
  Cash                                            $    112,695     $  1,490,641
  Accounts Receivable, net of allowance for
   doubtful accounts of $560,645 and $560,645,
   respectively                                        296,193          240,464
  Inventory                                            333,806          330,253
  Prepaid expenses and other assets                    180,853          154,990
                                                   ------------     ------------
                  Total current assets                 923,547        2,216,348

Property, plant and equipment, net                   2,691,926        2,636,844
Deposits and other assets                              123,957          149,828
                                                   ------------     ------------
                  Total assets                    $  3,739,430     $  5,003,020
                                                   ============     ============

Liabilities and Shareholders' Equity
Current liabilities
  Accounts payable                                $  1,127,589     $  1,016,303
  Notes payable ( Line of Credit )                     550,000        1,000,000
  Accrued expenses and other liabilities               164,235          148,013
  Current portion of long-term debt                     37,170           42,308
                                                   ------------     ------------
                  Total current liabilities          1,878,994        2,206,624

Long-term debt                                         765,687          736,042
Accrued royalty payments                               100,000          100,000
                                                   ------------     ------------
                  Total liabilities                  2,744,681        3,042,666
                                                   ------------     ------------
Commitments and contingencies (Notes 2 and 5)

Shareholders' Equity
Preferred stock, $.01 par value, 1,000,000 shares
  authorized; 1,000,000 issued and outstanding at
  December 31, 1998 and June 30, 1999                    -              10,000
Common stock, $.01 par value, 20,000,000 shares
 authorized, 10,039,552 issued and outstanding
 at December 31, 1998, and 12,884,632 issued
 and outstanding at June 30, 1999                      100,396          128,846
Common Stock Issuable                                   41,073             -
Treasury stock                                        (248,241)        (248,241)
Additional paid-in capital                          18,061,560       21,078,810
Accumulated deficit                                (16,960,039)     (19,009,061)
                                                   ------------     ------------
                  Total Shareholders' Equity           994,749        1,960,354
                                                   ------------     ------------
                  Total liabilities and
                    Shareholders' Equity          $  3,739,430     $  5,003,020
                                                   ============     ============

                  See accompanying notes to financial statements

                          Semiconductor Laser International Corporation

                                       Statement of Operations

                                 Three Months Ended               Six Months Ended
                                      June 30,                        June 30,
                                1998             1999            1998            1999
                             (unaudited)      (unaudited)    (unaudited)      (unaudited)
                             -----------      -----------    -----------     ------------

Net sales                    $   517,224      $   363,003    $   774,906     $   661,548

Cost of sales                   (784,511)        (687,050)    (1,436,944)     (1,350,936)
                               ----------        ---------    -----------     -----------
                                (267,287)        (324,047)      (662,038)       (689,388)

Operating expenses:

R & D Expenses                      -                -             7,273           1,738
Sales and marketing expenses     176,172          133,354        303,446         196,574
General and admin.expenses       558,218          596,920      1,068,524       1,167,724
                               ----------       ----------    -----------     -----------
       Loss from operations    1,001,677        1,054,321      2,041,281       2,055,424

Interest income                   15,156            6,097         32,010           6,402
                               ----------       ----------    -----------     -----------
         Net loss            $   986,521      $ 1,048,224    $ 2,009,271     $ 2,049,022
                               ==========       ==========    ===========     ===========

Net loss per share              ($0.11)          ($0.09)        ($0.23)         ($0.17)
                               ==========       ==========    ===========     ===========
Weighted average shares
 outstanding                    8,788,453       12,397,465      8,590,104      11,814,995
                               ==========       ==========    ===========     ===========

                  See accompanying notes to financial statements

                  Semiconductor Laser International Corporation

                            Statement of Cash Flows

                                                        Six Months Ended
                                                            June 30,
                                                      1998            1999
                                                   (unaudited)     (unaudited)
                                                   -----------     -----------
Cash flows from operating activities:
Net loss                                           $(2,009,271)    $(2,049,022)
Adjustments to reconcile net loss to
  net cash used in operating
  activities:
   Depreciation and amortization                       101,509         103,980
   Amortization of deferred expenses                      -              9,404
Change in assets and liabilities:
   (Increase)decrease in accounts
     receivable, net                                  (305,502)         55,279
   (Increase)decrease in inventory                    (162,686)          3,553
   Decrease in prepaid expenses
     and other assets                                   65,360          25,863
   (Increase)decrease in deposits
     and other assets                                  273,776         (25,871)
   Increase(decrease) in accounts
     payable                                            88,666        (111,286)
   Increase(decrease) in accrued
     expenses and other liabilities                   (102,038)        (16,222)
                                                   -----------     -----------
Net cash used in operating activities               (2,050,186)     (2,003,872)
                                                   -----------     -----------
Cash flows from investing activities:
Purchase of property, plant and
   equipment                                          (151,140)        (49,364)
                                                   -----------     -----------
Net cash used for investing activities                (151,140)        (49,364)
                                                   -----------     -----------
Cash flows from financing activities
Proceeds from short-term debt                          300,000         450,000
Payments on long-term debt                             (18,044)        (24,507)
Issuance of warrants                                     -              31,500
Issuance of stock, net of expenses                   1,044,345       2,974,189
                                                   -----------     -----------
Net cash provided by financing activities            1,326,301       3,431,182
                                                   -----------     -----------
Net (decrease) increase in cash                       (875,025)      1,377,946
Cash at beginning of period                          1,934,574         112,695
                                                   -----------     -----------
Cash at end of period                              $ 1,059,549     $ 1,490,641
                                                   ===========     ===========



                  See accompanying notes to financial statements

                  Semiconductor Laser International Corporation


                          Notes to Financial Statements
                                  June 30, 1999
                                   (Unaudited)


1. Organization

   Semiconductor Laser International Corporation (the"Company") was incorporated in New York State in September 1993 (inception) and, subsequently, reincorporated in Delaware in September 1997, to produce high power semiconductor diode laser wafers and bars ("HPDLs"), and to market these products worldwide.

   The Company's primary activities since incorporation, as a development stage enterprise, had been research and development, business and financial planning, raising capital and constructing and equipping its manufacturing facility. The Company had previously relied on facilities provided through the Wright Cooperative Research and Development Agreement (CRDA) with the U.S. Air Force for the development and quality control testing of its HPDLs The CRDA expired in September 1996. The Company has since completed the construction of its manufacturing facility in Binghamton, New York, where it is conducting all activities.

   Effective April 1, 1997, the Company ceased operating as a development stage enterprise as it began commercial production of its products.

2. Financial Resources and Liquidity

   The Company has incurred net losses from inception (September 21, 1993) and had at June 30, 1999 an accumulated deficit of $19,009,061 and working capital of $9,724. Such losses have resulted primarily from a lack of adequate sales revenue to generate net profits. Subsequently, the Company has operated with the proceeds from the Company's initial public offering and private equity financing (see Note 5). The Company expects that its cash and working capital requirements will continue to be significant as its operations expand. The Company expects that such cash and working capital requirements will be satisfied through a combination of revenue growth and additional private equity financing.

   There is no assurance, however, that the Company will be able to obtain funds to support its operations. As a result of the foregoing, there remains substantial doubt as to the Company's ability to continue as a going concern. In the past the Company has been able to raise the capital necessary ($21.0 million inception to date) but there can be no assurance that the Company will be able to raise additional capital. If the Company achieves cash breakeven by the end of 1999, then its cash needs would be minimized or eliminated. However, based upon past performance there can be no assurance that this will happen. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.


3. Basis of Presentation

   The accompanying unaudited financial statements have been prepared by the Company. Certain information and footnote disclosures normally included in financial statements prepared in conformity with generally accepted accounting principles have been condensed or omitted. In the opinion of the Company's management, the disclosures made are adequate to make the information presented not misleading, and the financial statements contain all adjustments necessary to present fairly the financial position as of June 30, 1999 and the results of operations and cash flows for the six months ended June 30, 1999 and 1998. The results of operations for the six months ended June 30, 1999 are not necessarily indicative of the results to be expected for the full year.

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

   Inventory

   Inventory, primarily consisting of raw materials, is valued at the lower of cost or market. Cost is determined by the first in, first out (FIFO) method.

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

   Revenue recognition

   Revenue recognition is based on the terms of the underlying sales agreements (purchase orders or contracts). Revenues for fixed price milestone contracts are recognized upon the completion and billing of the milestone. Customers entering into long-term contracts with the Company include the U. S. Government, prime or subcontractors for which the U.S. Government may be the end customer and other domestic end-users.

   Warranty Costs

   The Company provides for the recognition of the potential for rework to its products by establishing a warranty reserve based on an historic analysis of past experience.

   Research and development

   Research and development costs are expensed as incurred.

   Supplemental Cash Flow Disclosures

   Common Stock was issued to Company vendors in February and May, 1999 to satisfy payable obligations. A total of 135,147 shares of Common Stock were issued to satisfy $50,023 of accounts payable.

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

   As of June 30, 1999, the Company had outstanding warrants and options to purchase 3,446,334 and 170,730 shares of common stock, respectively, which are not included in the calculation of earnings per share for the six months ended June 30, 1999, and would not be included in such calculation due to the anti-dilutive nature of these instruments.

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

   Rent expense under non-cancellable operating leases, including the FINOVA leases, was $555,233 for the six months ended June 30,1999. Rent expense under non-cancellable operating leases, including the FINOVA leases, was $556,212 for the six months ended June 30, 1998.

   Future minimum payments under non-cancellable operating leases, including the FINOVA lease agreement, at June 30, 1999, are as follows:


                                 Year ending
                                 December 31,      Commitment
                                -------------     -------------
                                    1999(1)        $  515,102(1)
                                    2000            1,088,460
                                    2001              124,741
                                                  -------------
                                                   $1,728,303
                                                  =============
           (1) Six months


   Litigation/Investigation

   The Company is currently engaged in litigation with a former employee who the Company sought action against relative to a breach of confidentiality and defamation of character. The former employee has responded with a counter claim alleging defamation of character and is seeking $500,000 in damages. The litigation is presently in the discovery stage. The Company believes the counter claim is without merit and is vigorously defending such action. The Company further believes that the ultimate outcome of such action will not have a material impact on the financial condition or results of operations of the Company.

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

   The Company is currently engaged in litigation with Newport Corporation, a vendor who is seeking to recover $100,508 for goods allegedly sold to the Company. Based on losses sustained by the Company as a result of previously supplied defective equipment from this vendor, the Company's counterclaim exceeds the amount sued for by Newport Corporation. The Company believes that the ultimate outcome of the action will not have a material impact on the financial condition or results of operations of the Company.

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

   Pursuant to the Amendment, bmp agreed to purchase the maximum of 1,000,000 newly issued shares of Series B Stock as contemplated by the Securities Purchase Agreement for an aggregate purchase price of $2,000,000, to be paid in several installments. On April 29, 1999, bmp purchased 232,500 shares of Series B Stock for a purchase price of $465,000 (the "April Installment"), on May 31, 1999 bmp purchased 192,500 shares of Series B Stock for a purchase price of $385,000 (the "May Installment") and on June 26, 1999, bmp purchased 575,000 shares of Series B Stock for a purchase price of $1,150,000 (the "June Installment").

   The shares of common stock issued to bmp contain certain demand and piggyback registration rights and the preferred stock contains certain antidilution rights.

   In connection with the Amendment, the Company entered into a consulting agreement (the "Consulting Agreement"), dated as of April 28, 1999, between the Company and bmp Management Consultants GmbH ("bmp Consultants"), a German limited liability corporation wholly owned by bmp AG Venture Capital & Network Management, the parent company of bmp, providing for the retention of bmp Consultants as strategic and financial consultants to the Company, for an aggregate consulting fee of $200,000. The $200,000 aggregate consulting fee is payable as follows: (i) six monthly installments of $15,000 beginning immediately following the funding of the April Installment and ending five months following such funding date, (ii) $50,000 payable at the closing of the June Installment and (iii) six monthly installments beginning six months following the funding of the April Installment and ending eleven months following such funding date. As of June 30, 1999, bmp Consultants had been paid $24,480.

   In connection with the Amendment, on June 26, 1999, the Company issued to bmp a five year warrant to purchase an aggregate of 500,000 shares of Common Stock, at an exercise price of $0.50 per share (the "bmp Warrant"). The shares issuable upon exercise of the bmp warrant contain certain demand and piggyback registration rights. In addition, bmp is eligible to receive a finder's fee(the "Finder's Fee") in the amount of 5% of the net proceeds of any transaction involving the raising of debt or equity capital in a private placement from a source introduced to the Company by bmp consummated by the Company within 24 months following payment of the June Installment.

   In conjunction with the Securities Purchase Agreement, on February 16, 1999, the Company issued to BSB Bank & Trust Company, warrants to purchase an aggregate of 500,000 shares of the Company's common stock at an exercise price of $0.575 per share. The warrants expire on February 16, 2004, and contain certain registration rights. The value of the warrants has been reflected as deferred financing costs in the Company's financial statements and will be amortized over the period commencing from date of issue to May 31, 2000.

   The Company is in the process of completing a private placement of Common Stock with certain accredited investors introduced to the Company by a funding source referred to the Company by bmp. As of July 31, 1999, 2,979,256 shares of Common Stock have been subscribed for but not yet issued at an aggregate purchase price of $1,117,221. The Company will receive $1,061,122 net of Finder's fees. Of such amount, $266,225 has been received representing payment for 709,933 shares through June 30, 1999. The shares of Common Stock issued in this private placement contain certain piggyback registration rights.

Item 2.  Managements Discussion and Analysis of Plan of Operation

Certain statements in this Report under the caption "Management's Discussion and Analysis and Plan of Operation" and elsewhere constitute or may constitute
"forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Litigation Reform Act"), including, without limitation, statements regarding future cash requirements. The Company desires to avail itself of certain "safe harbor" provisions of the Litigation Reform Act and is therefore including this special note to enable the Company to do so. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: inability to obtain additional financing on acceptable terms; manufacturing delays due to equipment or technical problems; delays in product development; costs associated with and outcome of pending investigations described elsewhere herein; failure to receive or delays in receiving regulatory approval; lack of enforceability of patents and proprietary rights; general economic and business conditions; industry capacity; industry trends; demographic changes; competition; material costs and availability; the loss of any significant customers; changes in business strategy or development plans; quality of management; availability, terms and deployment of capital; business abilities and judgment of personnel; availability of qualified personnel; changes in, or the failure to comply with, government regulations; and other factors referenced in this report.

Overview

The Company was considered a development stage company until April 1, 1997. During 1997, the Company began the commercialization of many of its proposed products. Since its inception in 1993, the Company had been engaged primarily in research and development, business and financial planning, recruitment of key management and technical personnel, raising capital to fund operations and the development of its HPDL product prototypes. The Company has since completed the construction and equipping of the first phase of its manufacturing facility and has begun the commercialization of its products and the generation of sales revenues. The Company is seeking to increase sales in order to fully utilize its production capacity. Increasing sales levels and higher utilization of production capacity are critical to the Company's financial success. Financial resources and liquidity during this period of growth are of utmost importance and concern to the Company. Recent events including cash flow problems have placed considerable strain on Company management, financial, manufacturing and other resources.

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

Since the onset of commercial production, the Company, on occasion, has been unable to manufacture certain products in quantities sufficient to meet the demands of its existing customer base and that of new customers based upon equipment and/or other technical problems arising at various points during the production process. Previous problems with fiber coupling subcontractors have been corrected. At this time the Company is experiencing problems with its clean room HVAC which has been unable to maintain necessary humidity levels for the last two weeks in July. This has caused some delays in shipments of product to certain customers. The Company has hired a new HVAC company to fix the problem. To date solutions have been presented and necessary modifications to the existing equipment have begun. However, there can be no assurance that these fixes will definitely correct the problems. If these problems are not corrected, the Company could sustain additional periods of time when certain humidity critical tasks cannot be performed leading to delays in production.

The Company entered into a licensing agreement with Northwestern University (the "Northwestern License") on September 1, 1996. The Northwestern License is for the exclusive rights to produce, market and sell aluminum-free HPDLs worldwide using certain patents and knowhow, as defined in the Northwestern License, owned by Northwestern University. Under the terms of the Northwestern License, the rights expire upon the expiration of the patents or ten years from the date of the first commercial sale in countries where no patent rights exist. The Company also has the right to terminate the Northwestern License after three years. Northwestern University has the right to terminate the Northwestern License after three years, subject to certain exceptions, if the Company does not have the licensed product, based on the technology, available for sale. On June 14, 1999, the Company received notice from Northwestern University that it has failed to comply with certain milestones concerning the production and sale of the licensed products under the Northwestern License. Northwestern University has advised the Company that it intends to terminate the Northwestern License as of September 10, 1999 if the Company has not provided evidence by such date that it has or will fulfill its obligations to comply with these milestones. The Company intends to defend its rights under the Northwestern License vigorously and, if necessary, will submit any dispute that may exist to binding arbitration as contemplated by the Northwestern License.

In consideration for the Northwestern License, the Company paid Northwestern University a non-refundable license fee of $21,000 plus $10,000 of the Company's unregistered common stock (1,231 shares). In addition, the Company issued 1,500 shares of unregistered common stock, valued at $2,586. These amounts have been charged to research and development expense. Royalties are also payable for sales derived from this technology, based on net sales volume on a sliding scale from 4% to 1%.

The Company has been engaged in the development of aluminum-free HPDLs for almost three years and has expended significant resources on such development efforts. The Company has developed and is currently testing in its laboratories one and two watt single chip aluminum-free diodes which it anticipates will be ready for shipment to customers very shortly. Of course, technical difficulties and reliability issues, which are not now anticipated, could delay large scale production of the product.

The Company received notice from The Nasdaq Stock Market that its securities were delisted from The Nasdaq SmallCap Market, effective as of the close of business on May 26, 1999. The Nasdaq Stock Market based its determination on the Company's failure to meet the minimum bid price requirement for its common stock and the minimum net tangible assets requirement set forth under the Nasdaq Marketplace Rules. The Company's securities are currently quoted on the NASDAQ OTC Bulletin Board(Symbol SLIC) and are also traded over the Berliner Freiverkehr, an electronic quotation system in Germany similar to the OTC Bulletin Board. The delisting of the Company's Common Stock could cause the market price of the Common Stock to decline and could make it much more difficult to buy or sell the Common Stock on the open market.

Results of Operations

Three months ended June 30, 1999, compared to three months ended June 30, 1998.

Sales were $363,003 for the three months ended June 30, 1999 as compared to $517,224 for the same period in the prior year. The decrease in sales is the result of decreased government contract and commercial revenue. The decrease in commercial revenue was caused by fewer orders received.

Cost of sales for the three months ended June 30,1999 decreased approximately $97,000 as a result of the decrease in product sales. This reduction was in direct labor and materials. However, as a substantial portion of the Company's manufacturing costs are fixed in nature and sales were insufficient to cover its fixed costs, the Company experienced negative gross margin.

There were no research and development costs recorded for the second quarter of 1998 or 1999 as operating expenses. The Company has engaged in considerable R & D efforts which have been expensed as cost of goods sold as incurred.

Sales and Marketing expenses decreased approximately $43,000 for the three months ended June 30, 1999 as compared to the same period in 1998 primarily due to decreased advertising costs offset in part by costs of catalogues and trade show expenses.

General and administrative expenses increased approximately $39,000 for the three months ended June 30, 1999 as compared to the same period in the prior year primarily as a result of increases in utilities expense, amortization expense(as a result of BSB warrants issued in 1999) and warranty expense. Loan interest expense increased in the second quarter of 1999 as compared to the second quarter of 1998 due to the draw down on the line of credit of the full
$1 million in availability.

Interest income decreased for the three months ended June 30, 1999 as compared to the three months ended June 30, 1998, as a result of lower cash balances available for investment.


Six months ended June 30, 1999, as compared to the six months ended June 30, 1998.

Sales for the six months ended June 30, 1999 decreased approximately $113,000 over the same period in the prior year primarily as a result of reduced government contract revenue.

Cost of sales for the six months ended June 30, 1999, decreased approximately $986,000 over the six months ended June 30, 1998, as a result of reduced costs associated with decreased sales. These reductions were in labor and materials. However, as a substantial portion of the Company's manufacturing costs are fixed in nature and sales were insufficient to cover its fixed costs, it experienced negative gross margin.

During the six months ended June 30, 1999, the Company has engaged in considerable R & D efforts which have been expensed as cost of goods sold as incurred. Research and development recorded as operating expenses were $1,738 for the first six months ended June 30, 1999 as compared to $7,273 for the same period in 1998.

Sales and marketing expense decreased approximately $107,000 for the six months ended June 30, 1999 as compared to the six months ended June 30, 1998 primarily as a result of decreased costs associated with advertising partially offset by an increase in trade show expense and the cost of catalogs.

General and administrative expenses increased approximately $99,000 for the six months ended June 30, 1999 as compared to the same period in the prior year primarily as a result of increases in legal fees related to the SEC investigation, increased litigation, patent activity and general corporate matters partially offset by decreases in contract labor costs. Loan interest expense increased in the first half of 1999 compared to the first half of 1998 due to the full utilization of the $1 million line of credit in 1999.

Interest income decreased as a result of lower cash balances available for investment.


Liquidity and Capital Resources

The Company's cash and cash equivalents at June 30, 1999 were $1,490,641 as compared to $112,695 at December 31, 1998, a net increase of $1,377,946 for the six months ended June 30, 1999. The increase is the result of $2,003,872 used in operating activities, $49,364 used in investing activities and $3,431,182 provided by financing activities.

The $3,431,182 provided by financing activities was derived from the issuance of 2,709,933 shares of common stock which provided $974,189(net of legal expenses and fees), 1,000,000 shares of Series B Convertible Preferred Stock which provided $2,000,000 and 500,000 warrants which provided $31,500 and an increase in the availability under the line of credit(See "Financing" under Note 5 in the Notes to the Financial Statements). The Company drew down on the line by borrowing $300,000 in the month of March and $150,000 in the month of April. The aforementioned were offset by payments on the long-term debt.

The Company has a $1,000,000 secured line of credit with BSB for purposes of providing working capital. The line of credit bears interest at prime plus 2.5% on the used portion and matures May 31, 2000. At June 30, 1999, the Company had the full $1,000,000 outstanding under this Line of Credit.

The Company has entered into the Securities Purchase Agreement, dated as of February 5, 1999, between the Company and bmp, as amended by Amendment No. 1 to the Securities Purchase Agreement, dated as of April 28, 1999, between the Company and bmp.

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

Pursuant to the Amendment, bmp agreed to purchase the maximum of 1,000,000 newly issued shares of Series B Stock as contemplated by the Securities Purchase Agreement for an aggregate purchase price of $2,000,000, to be paid in several installments. On April 29, 1999, bmp purchased 232,500 shares of Series B Stock for a purchase price of $465,000, on May 31, 1999 bmp purchased 192,500 shares of Series B Stock for a purchase price of $385,000 and on June 26, 1999, bmp purchased 575,000 shares of Series B Stock for a purchase price of $1,150,000.

In connection with the first installment of the bmp investment, BSB agreed to increase the amount available under the Line of Credit to $1,000,000, to extend the maturity date thereof until June 30, 1999 and to further extend the maturity of the Line of Credit until May 31, 2000 upon the investment by bmp in the Company of an additional $1.3 million dollars, subject to the absence of any material adverse change in the business. BSB waived the requirement that the Company maintain the balance of the Line of Credit within its collateral base formula until the earlier of June 30, 1999 or the date that the Company was in receipt of funds equaling an additional $1.3 million arising out of the final installments of the bmp investment. Upon funding by bmp of the full amount of the final installments of the investment, BSB extended the maturity date of the Line of Credit until May 31, 2000. The Company issued warrants to purchase an aggregate of 500,000 shares of Common Stock to BSB, at an exercise price of $0.575 per share, in consideration for the modifications to the Line of Credit. The warrants expire in 2004 and contain certain registration rights.

The Company is in the process of completing a private placement of Common Stock with certain accredited investors introduced to the Company by a funding source referred to the Company by bmp. As of July 31, 1999, 2,979,256 shares of Common Stock have been subscribed for but not yet issued at an aggregate purchase price of $1,117,221. The Company will receive $1,061,122 net of finder's fees. Of such amount, $266,225 had been received representing payment for 709,933 shares through June 30, 1999. The shares of Common Stock issued in this private placement contain certain piggyback registration rights.

The Company has incurred net losses from inception (September 21, 1993) and has an accumulated deficit at June 30, 1999 of $19,009,061. Such losses have resulted from the Company's activities as a development stage company and have been financed primarily out of proceeds from the Company's initial public offering and private equity financing. The Company expects that its cash and working capital requirements will continue to be significant as its operations expand. Potential sources for such cash and working capital requirements are revenue growth and additional private equity financing. It is anticipated that the Company will continue to incur losses for the immediate future until it is able to achieve profitable operations or to generate sales sufficient to support its operations.

The need to raise equity capital at current stock prices is likely to result in substantial dilution to shareholders and could result in a change of control. The Company's current business plan requires additional capital infusion by the end of this fiscal year and subsequent infusions until such time as the Company's sales are sufficient to provide internally generated and sustainable cash flows. However, achieving positive cash flow is dependent upon sales levels which the Company has not historically achieved. The Company is currently seeking to raise additional equity capital through a private placement. Without an additional equity infusion, the Company estimates it would have sufficient cash flow to operate at least through the end of the current fiscal year and perhaps beyond.

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

     None


Item 3. Defaults Upon Senior Securities.

     None


Item 4. Submission of Matters to a Vote of Security Holders.

     The Company held its 1999 Annual Meeting of Stockholders (the "Annual Meeting") on June 11, 1999. As of the record date of April 15, 1999, there were 12,150,832 shares of the Company's Common Stock eligible to vote. Of these shares, 8,221,470 (67.7%) were represented either in person or by proxy at the Annual Meeting. At the Annual Meeting, Geoffrey T. Burnham, Susan M. Burnham, George W. Hippisley, Roger D. O'Brien and Edwin B. Spievack were elected directors of the Company. The number of shares of the Company's Common Stock voted in favor of the election of Messrs. Burnham, Hippisley, O'Brien and Spievack and Ms. Burnham were 8,030,305, 8,030,305, 8,030,305, 8,030,305 and 8,030,305, respectively, and the number of such shares withheld were 191,165, 191,165, 191,165, 191,165 and 191,165, respectively. At the Annual Meeting, the Company's stockholders also voted to ratify the selection of PricewaterhouseCoopers LLP as independent public accountants for the fiscal year ending December 31, 1999. The number of shares of the Company's Common Stock voted in favor of the ratification of appointment of accountants was 8,100,916, the number of shares of the Company's Common Stock voted against was 100,620 and the number of shares of the Company's Common Stock abstaining was 19,934. The Company initially proposed to consider and vote upon a proposal to approve an amendment to the Certificate of Incorporation of the Company to effect a reverse stock split of the Company's Common Stock such that every seven (7) shares of Common Stock outstanding on the effective date of such reverse stock split would be converted into one (1) share of Common Stock and a proposal to approve the issuance of an aggregate of 5,500,000 shares of Common Stock issuable (x) upon the conversion of the Company's Series B Stock and (y) upon exercise of the bmp warrant. The reverse stock split proposal was part of the Company's two-step plan to reattain compliance with the NASDAQ
     SmallCap Market continued listing requirements. In light of the NASDAQ decision to delist the Company's Common Stock, the Board of Directors determined that it was not in the best interest of the Company to effect such stock split and withdrew the proposal, as contemplated by the Company's Proxy Statement. The approval of the Common Stock issuance was also withdrawn by the Board of Directors, as contemplated by the Company's Proxy Statement, because the Company was delisted from the NASDAQ Smallcap Market and it was no longer necessary.

Item 5. Other Information.

     None


Item 6. Exhibits and Reports on Form 8-K.

         (a)   Exhibits.

               10.1 Common Stock Purchase Warrant, dated June 26,1999, issued to bmp

               10.2  Form of Securities Purchase Agreement

               10.3  Form of Registration Rights Agreement
                     (Exhibit A to Form of Securities Purchase Agreement)

               10.4  Promissory Note from BSB Bank & Trust

               27.1  Financial Data Schedule

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


                    Semiconductor Laser International Corporation
                    ---------------------------------------------
                                     (Registrant)



Date: August 16, 1999                 By:/s/ Geoffrey T Burnham
                                       ----------------------------
                                        Geoffrey T. Burnham
                                          Chairman of the Board, President
                                          and Chief Executive Officer
                                          (principal executive officer)

      August 16, 1999                 By:/s/ Leonard E. Lundberg
                                        ----------------------------
                                        Leonard E. Lundberg
                                          Chief Financial Officer,
                                          Principal Financial Officer
                                          And Principal Accounting Officer

[TYPE]    EX-10.1

                    FORM OF COMMON STOCK PURCHASE WARRANT

                         Void after June 26, 2004

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

                              -----------------

                          COMMON STOCK PURCHASE WARRANT

     SEMICONDUCTOR LASER INTERNATIONAL CORPORATION, a Delaware corporation (the "Company"), having its principal office at 15 Link Drive, Binghamton, New York 13904, hereby certifies that, for value received, bmp MOBILITY AG VENTURE CAPITAL ("bmp"), or assigns, is entitled, subject to the terms set forth below, to purchase from the Company at any time on or from time to time after June 26, 1999 and before 5:00 P.M., New York City time, on June 26, 2004, Five Hundred Thousand (500,000) fully paid and non-assessable shares of Common Stock of the Company, at the price per share (the "Purchase Price") of Fifty Cents
($0.50 USD). The number and character of such shares of Common Stock and the Purchase Price are subject to adjustment as provided herein.

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

(d)The "Original Issue Date" is June 26, 1999, the date as of which this Warrant was first issued.

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

7.4 Minimum Adjustment. No adjustment shall be made under this Article 7 if the amount of any such adjustment would be an amount less than five percent (5%) of the Purchase Price then in effect, but any such amount shall be carried forward and an adjustment in respect thereof shall be made at the time of and together with any subsequent adjustment which, together with such amount and any other amount or amounts so carried forward, shall aggregate an increase or decrease of five percent (5%) or more.
     8. Further Assurances. The Company will take all such action as may be necessary or appropriate in order that the Company may validly and legally issue fully paid and non-assessable shares of stock upon the exercise of all Warrants from time to time outstanding.
     9. Certificate of Chief Financial Officer as to Adjustments. In each case of any adjustment or readjustment in the shares of Common Stock (or Other Securities) issuable upon the exercise of this Warrant, the Company at its expense will promptly cause the Company's Chief Financial Officer to compute such adjustment or readjustment in accordance with the terms of this Warrant and prepare a certificate setting forth such adjustment or readjustment and showing in detail the facts upon which such adjustment or readjustment is based, and the number of shares of Common Stock outstanding or deemed to be outstanding; provided that if any similar certificate is provided by the Company's regularly retained auditor to the holder of any other warrant of the Company, the Company's regularly retained auditor shall provide this certificate to the record owner of this Warrant. The Company will forthwith mail a copy of each such certificate to the record owner of this Warrant.
     10.     Notices of Record Date, etc.
     In the event of
(a)any taking by the Company of a record of the holders of any class of securities for the purpose of determining the holders thereof who are entitled to receive any dividend (other than a cash dividend payable out of earned surplus of the Company) or other distribution, or any right to subscribe for, purchase or otherwise acquire any shares of stock of any class or any other securities or property, or to receive any other right, or (b)any capital reorganization of the Company, any reclassification or recapitalization of the capital stock of the Company or any transfer of all or substantially all the assets of the Company to or consolidation or merger of the Company with or into any other person, or (c)any voluntary or involuntary dissolution, liquidation or winding-up of the Company, then and in each such event the Company will mail or cause to be mailed to the record owner of this Warrant a notice specifying (i) the date on which any such record is to be taken for the purpose of such dividend, distribution or right, and stating the amount and character of such dividend, distribution or right and (ii) the date on which any such reorganization, reclassification, recapitalization, transfer, consolidation, merger, dissolution, liquidation or winding-up is to take place, and the time, if any, as of which the holders of record of Common Stock (or Other Securities) shall be entitled to exchange their shares of Common Stock (or Other Securities) for securities or other property deliverable upon such reorganization, reclassification, recapitalization, transfer, consolidation, merger, dissolution, liquidation or winding-up. Such notice shall be mailed at least twenty (20) days prior to date therein specified.
     11. Reservation of Stock, etc., Issuable on Exercise of Warrants. The Company will at all times reserve and keep available, solely for issuance and delivery upon the exercise of this Warrant, all shares of Common Stock (or Other Securities) from time to time issuable upon the exercise of this Warrant.
     12. Listing on Securities Exchanges; Registration. If the Company at any time after the Original Issue Date shall list any Common Stock on any national securities exchange and shall register such Common Stock under the Securities Exchange Act of 1934 (as then in effect, or any similar statute then in effect), the Company will, at its expense, to the extent permitted by the rules of such exchange, simultaneously list on such exchange, upon official notice of issuance upon the exercise of this Warrant, all shares of Common Stock from time to time issuable upon the exercise of this Warrant, and maintain such listing of all shares of Common Stock from time to time issuable upon the exercise of this Warrant, and the Company will so list on any national securities exchange, will so register and will maintain such listing of, any Other Securities if and at the time that any securities of like class or similar type shall be listed on such national securities exchange by the Company.
     13. Exchange of Warrants. Subject to the provisions of section 2 hereof, upon surrender for exchange of this Warrant, properly endorsed, to the Company, the Company at its own expense will issue and deliver to or upon the order of the record owner thereof a new Warrant of like tenor, in the name of such record owner or as such record owner (upon payment by such record owner of any applicable transfer taxes) may direct, calling in the aggregate on the face or faces thereof for the number of shares of Common Stock called for on the face of this Warrant.
     14. Replacement of Warrants. Upon receipt of evidence reasonably satisfactory to the Company of the loss, theft, destruction or mutilation of this Warrant and, in the case of any such loss, theft or destruction, upon delivery of an indemnity agreement reasonably satisfactory in form and amount to the Company or, in the case of any such mutilation, upon surrender and cancellation of this Warrant, the Company at its expense will execute and deliver, in lieu thereof, a new Warrant of like tenor.
     15. Warrant Agent. The Company may, by written notice to each record owner of this Warrant, appoint an agent having an office in New York, New York, for the purpose of issuing Common Stock (or Other Securities) upon the exercise of this Warrant pursuant to section 3, exchanging this Warrant pursuant to section 13, and replacing this Warrant pursuant to section 14, or any of the foregoing, and thereafter any such issuance, exchange or replacement, as the case may be, shall be made at such office by such agent.
     16. Negotiability, etc. This Warrant is issued upon the following terms, to all of which each holder or owner hereof by the taking hereof consents and agrees: (a)subject to the provisions hereof, title to this Warrant may be transferred, in whole but not in part, by endorsement (by the holder hereof executing the form of assignment at the end hereof) and delivery in the same manner as in the case of a negotiable instrument transferable by endorsement and delivery; (b)subject to the foregoing, any person in possession of this Warrant properly endorsed is authorized to represent himself as absolute owner hereof and is empowered to transfer absolute title hereto by endorsement and delivery hereof to a bona fide purchaser hereof for value; each prior taker or owner waives and renounces all of his equities or rights in this Warrant in favor of each such bona fide purchaser and each such bona fide purchaser shall acquire absolute title hereto and to all rights represented hereby; and (c)until this Warrant is transferred on the books of the Company, the Company may treat the record owner hereof as the absolute owner hereof for all purposes, notwithstanding any notice to the Company.
     17. Notices, etc. All notices and other communications from the Company to the record owner of this Warrant shall be mailed by first class registered or certified mail, postage prepaid, at such address as may have been furnished to the Company in writing by such record owner, or, until an address is so furnished, to and at the address of the last record owner of this Warrant who has so furnished an address to the Company.
     18. Miscellaneous. This Warrant and any term thereof may be changed, waived, discharged or terminated only by an instrument in writing signed by the party against which enforcement of such change, waiver, discharge or termination is sought. This Warrant is being delivered in the State of New York and shall be construed and enforced in accordance with and governed by the internal laws of such state. The headings in this Warrant are for purposes of reference only, and shall not limit or otherwise affect any of the terms hereof.
     19. Executed Expiration. The right to exercise this Warrant shall expire at 5:00 P.M., New York City time, on June 26, 2004.
     20. Assignability. This Warrant is fully assignable, in whole but not in part, at any time, subject to applicable securities laws.

Dated: June 26, 1999 SEMICONDUCTOR LASER INTERNATIONAL CORPORATION


By:
   /s/ Geoffrey T. Burnham
   -----------------------
Geoffrey T. Burnham
President

[Corporate Seal]

Witness:
   /s/ Leonard E. Lundberg
   -----------------------


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


                             FORM OF ASSIGNMENT

               (To be signed only upon transfer of Warrant)

     For value received, the undersigned hereby sells, assigns and transfers unto the right represented by the within Warrant to purchase shares of Common Stock of SEMICONDUCTOR LASER INTERNATIONAL CORPORATION to which the within Warrant relates, and appoints as Attorney-in-Fact to transfer such right on the books of with full power of substitution in the premises. The Warrant being transferred hereby is the Common Stock Purchase Warrant initially issued by SEMICONDUCTOR LASER INTERNATIONAL CORPORATION as of June 26, 1999.


Dated:



(Signature must conform in all respects to name of record owner as specified on the face of the Warrant)


                                        (Address)



Signature guaranteed by a Bank or Trust Company having its principal office in New York City or by a Member Firm of the New York or American Stock Exchange

[TYPE]    EX-10.2

                  FORM OF SECURITIES PURCHASE AGREEMENT


     This SECURITIES PURCHASE AGREEMENT (the "Agreement") is made and entered into as of _________ __, 1999 by and between Semiconductor Laser International Corporation, a Delaware corporation whose principal place of business is 15 Link Drive, Binghamton, New York 13904 (the "Company"), and the purchaser or purchasers set forth on Schedule 1 hereto (individually, "each Purchaser" and collectively, the "Purchaser"), with its address as set forth on Schedule 1 hereto.

     WHEREAS, the Company is desirous of selling, and the Purchaser is desirous of acquiring, the number of shares set forth opposite its name on Schedule 1 hereto (the "Shares") of the common stock, par value $.01 per share (the "Common Stock"), of the Company, on the terms and subject to the conditions hereinafter set forth.

     NOW, THEREFORE, in consideration of the promises and of the mutual obligations hereinafter set forth, and for such other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, the Company and the Purchaser hereby agree as follows:


                                   ARTICLE I
                    PURCHASE AND SALE OF THE SHARES; CLOSINGS

     Section 1.01 Purchase and Sale of the Shares. Subject to the terms and conditions set forth in this Agreement, the Company agrees to issue and sell to each Purchaser at the Closing, and each Purchaser agrees to purchase from the Company at the Closing, the number of Shares set forth opposite its name on
Schedule 1 hereto, for a purchase price of thirty seven and one half cents ($.375) per share or an aggregate purchase price set forth opposite its name on
Schedule 1 hereto (the "Purchase Price").

     Section 1.02 Closing. The sale of the Shares by the Company to the Purchaser shall take place on the date hereof at the offices of the Company or at such other place and time as may be agreed upon by the Purchaser and the Company (the "Closing"). At the Closing, the Company shall deliver to the Purchaser certificates evidencing the Shares against payment of the Purchase Price for the Shares, by certified or official bank check or wire transfer of immediately available funds to an account designated by the Company.



                                  ARTICLE II
                  REPRESENTATIONS AND WARRANTIES OF THE COMPANY

     The Company hereby represents and warrants to, and agrees with, the Purchaser, as of the date hereof and as of the date of each Closing, as follows:

     Section 2.01 Incorporation and Corporate Existence. The Company is a corporation duly incorporated, validly existing and in good standing under the laws of the State of Delaware and has all necessary corporate power and authority to own, operate or lease the properties and assets now owned, operated or leased by the Company and to carry on the business of the Company, as it is now being conducted.

     Section 2.02 Authority. The Company has all necessary corporate power and authority to execute and deliver this Agreement and to consummate the transactions contemplated hereby. The Company has taken all necessary corporate action to authorize the execution, delivery and performance by it of this Agreement and to consummate the transactions contemplated hereby. This Agreement has been duly executed and delivered by the Company and, and assuming due execution and delivery of the Agreement by the Purchaser, this Agreement constitutes a legal, valid and binding obligation of the Company enforceable against the Company in accordance with its terms, subject to the effect of any applicable bankruptcy, reorganization, insolvency (including, without limitation, all laws relating to fraudulent transfers), moratorium or similar laws affecting creditors' rights and remedies generally, subject, as to enforceability, to the effect of general principles of equity (regardless of whether such enforceability is considered in a proceeding in equity or at law) and subject to the effect of applicable securities laws as to rights to indemnification.

     Section 2.03 Consents and Approvals; No Conflict. The execution and delivery of this Agreement by the Company do not, and the performance of this Agreement by the Company will not (i) require any consent, approval, authorization or other action by, or filing with or notification to, any governmental or regulatory authority, except where failure to obtain such consent, approval, authorization or action, or to make such filing or notification, would not prevent the Company from performing any of its material obligations under this Agreement and would not have a material adverse effect on the Company; (ii) conflict with or violate the charter or by-laws of the Company; or (iii) conflict with or violate any law, rule, regulation, order, writ, judgment, injunction, decree, determination or award applicable to the Company, except as would not prevent the Company from performing any of its material obligations under this Agreement and would not have a material adverse effect on the Company.

     Section 2.04 Absence of Litigation. No claim, action, proceeding or investigation is pending, or to the best knowledge of the Company, threatened, which seeks to delay or prevent the consummation of the transactions contemplated hereby or which would be reasonably likely to adversely affect or restrict the Company's ability to consummate the transactions contemplated hereby.

     Section 2.05 Brokers. No broker, finder or investment banker is entitled to any brokerage, finders or other fee or commission in connection with the transactions contemplated by this Agreement based upon arrangements made by or on behalf of the Company.

     Section  2.06  Company  SEC  Documents.  The  Company  has  filed  with the
Commission, and has heretofore made available to the Purchaser, true and complete copies of its Annual Report on Form 10-KSB for the year ended December 31, 1998, its quarterly report on Form 10-QSB for the quarter ended March 31, 1999, and its definitive proxy statement dated May 18, 1999 (collectively, the "Company SEC Documents"). As of their respective dates, the Company SEC Documents did not contain any untrue statement of a material fact or omit to state a material fact required to be stated therein or necessary in order to make the statements therein, in the light of the circumstances under which they were made, not misleading.


                               ARTICLE III
                 REPRESENTATIONS AND WARRANTIES OF THE PURCHASER

     Each Purchaser hereby represents and warrants to, and agrees with, the Company as to itself, as of the date hereof and as of each Closing, as follows:

     Section 3.01 Authority. The Purchaser has all necessary power and authority to execute and deliver this Agreement, to purchase the Shares from the Company and to consummate the transactions contemplated hereby. This Agreement has been duly executed and delivered by the Purchaser and, and assuming due authorization, execution and delivery of the Agreement by the Company, this Agreement constitutes a legal, valid and binding obligation of the Purchaser enforceable against the Purchaser in accordance with its terms, subject to the effect of any applicable bankruptcy, reorganization, insolvency (including, without limitation, all laws relating to fraudulent transfers), moratorium or similar laws affecting creditors' rights and remedies generally, subject, as to enforceability, to the effect of general principles of equity (regardless of whether such enforceability is considered in a proceeding in equity or at law) and subject to the effect of applicable securities laws as to rights to indemnification.

     Section 3.02 Consents and Approvals; No Conflict. The execution and delivery of this Agreement by the Purchaser do not, and the performance of this Agreement by the Purchaser will not (i) require any consent, approval, authorization or other action by, or filing with or notification to, any governmental or regulatory authority, except where the failure to obtain such consent, approval, authorization or action, or to make such filing or notification, would not prevent the Purchaser from performing any of its material obligations under this Agreement; or (ii) except as would not prevent the Purchaser from performing any of its material obligations under this Agreement, conflict with or violate any law, rule, regulation, order, writ,
judgment,   injunction,   decree,  determination  or  award  applicable  to  the
Purchaser.

     Section 3.03 Absence of Litigation. No claim, action, proceeding or investigation is pending, or to the best knowledge of the Purchaser, threatened, which seeks to delay or prevent the consummation of the transactions contemplated hereby or which would be reasonably likely to adversely affect or restrict the Purchaser's ability to consummate the transactions contemplated hereby.

     Section 3.04     Investment Purpose; Legend; Private Placement.

          (a) The Purchaser is acquiring the Shares solely for the purpose of investment and not with a view to, or for offer or sale in connection with, any distribution thereof.

          (b) The Purchaser acknowledges that the Shares are not registered under the Securities Act and that none of the Shares may be transferred or sold except pursuant to the registration provisions of the Securities Act or pursuant to an applicable exemption therefrom and subject to state securities laws and regulations, as applicable. The Purchaser acknowledges that the certificates evidencing the Shares shall contain a legend substantially as follows:

THE SECURITIES REPRESENTED BY THIS CERTIFICATE HAVE NOT BEEN REGISTERED UNDER THE SECURITIES ACT OF 1933, AND SUCH SECURITIES MAY NOT BE SOLD, ENCUMBERED OR OTHERWISE TRANSFERRED EXCEPT PURSUANT TO AN EFFECTIVE REGISTRATION STATEMENT UNDER SUCH ACT OR AN EXEMPTION FROM SUCH REGISTRATION REQUIREMENT, AND, IF AN EXEMPTION SHALL BE APPLICABLE, THE HOLDER SHALL HAVE DELIVERED AN OPINION OF COUNSEL ACCEPTABLE TO THE COMPANY (WHICH ACCEPTANCE SHALL NOT BE UNREASONABLY WITHHELD) THAT SUCH REGISTRATION IS NOT REQUIRED.

          (c) The Purchaser acknowledges that the Shares involve a great deal of risk and that there is a limited or no market for the Shares. The Purchaser is able to (i) bear the economic risk of the investment in the Company, (ii) afford a complete loss of such investment, and (iii) hold indefinitely the Shares. In reaching an informed decision to invest in the Company, the Purchaser has sufficient information to evaluate the merits and risks of an investment in the Shares of the Company. In that connection, (x) the Purchaser has received the Company SEC Documents and (y) representatives of the Company have (A) fully and satisfactorily answered any questions which duly authorized representatives of the Purchaser desired to ask concerning the Company, and (B) furnished the Purchaser with any additional information or documents requested to verify the accuracy of or supplement any information previously delivered to or discussed with duly authorized representatives of the Purchaser.

          (d) The address of the Purchaser set forth on Schedule 1 of this Agreement is the true and correct address of the Purchaser and the Purchaser has no present intention of becoming a resident or domiciliary of any other state or jurisdiction.

     Section 3.05 Accredited Investor. The Purchaser is an "accredited investor" within the meaning of Rule 501 of Regulation D promulgated under the Securities Act because (please check as appropriate):

     [   ](a)      the Purchaser is an individual whose net worth, either
individually or with his spouse, exceeds $1,000,000 on the date hereof;

[ ](b) the Purchaser is an individual whose individual income exceeded $200,000 in each of the two previous years or whose joint income with his spouse exceeded $300,000 in each of the three previous years, and has a reasonable expectation of reaching the same income level in the current year;

[ ](c) the Purchaser is a corporation, partnership or New York or similar business trust, not formed for the specific purpose of acquiring the Shares, with total assets in excess of $5,000,000; or

[ ](d) the investor hereby certifies that it is an accredited investor because it is an entity in which each of the equity owners qualifies as an accredited investor under items (a), (b) or (c) above.

     Section 3.06 Brokers. No broker, finder or investment banker is entitled to any brokerage, finders or other fee or commission in connection with the transactions contemplated by this Agreement based upon arrangements made by or on behalf of the Purchaser.

     Section 3.07 No General Solicitation. The Shares were not offered or sold by any form of general solicitation or general advertising.


                                   ARTICLE IV
                               REGISTRATION RIGHTS

     Section 4.01 Piggy-Back Registration. Each Purchaser shall have certain piggy-back registration rights as set forth in that certain Registration Rights Agreement, dated as of the date hereof, between the Company and the Purchaser, attached hereto as Exhibit A.

                                   ARTICLE V
                                 MISCELLANEOUS

     Section 5.01 Expenses. Each Purchaser hereby agrees that all fees and expenses incurred by such Purchaser in connection with this Agreement shall be borne by such Purchaser, and the Company hereby agrees that all fees and expenses incurred by the Company shall be borne by the Company, in each case including without limitation all fees and expenses of such party's counsel and accountants.

     Section 5.02 Public Announcements. Except as required by law, each Purchaser agrees not to make any public announcements in respect of this Agreement or the transactions contemplated herein or otherwise communicate with any news media without prior notification to the other party.

     Section 5.03 Survival of Representations and Warranties. All representations and warranties contained herein shall survive the execution and delivery of this Agreement, the Closings and any investigation at any time made by or on behalf of either party hereto.

     Section 5.04 Entire Agreement. This Agreement constitutes the entire agreement between the parties hereto with respect to the subject matter hereof and supersedes any prior oral or written agreement between the parties.

     Section 5.05 No Third-Party Beneficiaries; Assignment. This Agreement is for the sole benefit of and binding upon the parties hereto and their permitted successors and assigns and nothing herein, express or implied, is intended to or shall confer upon any other person or entity any legal or equitable right, benefit or remedy of any nature whatsoever under or by reason of this Agreement. This Agreement shall be binding upon the parties hereto and their respective successors and assigns, and shall inure to the benefit of and be enforceable by the parties hereof and their respective successors and assigns.

     Section 5.06 Amendment. This Agreement may be amended or modified only by an instrument in writing signed by the Company and the Purchaser.

     Section 5.07 Counterparts. This Agreement may be executed in one or more counterparts, each of which when executed shall be deemed to be an original but all of which taken together shall constitute one and the same agreement.

     Section 5.08 Gender and Number; Headings. Whenever used in this Agreement, the singular number shall include the plural, the plural the singular, and the use of any gender shall be applicable to all genders. The headings contained in this Agreement are for reference purposes only and shall not affect in any way the meaning or interpretation of this Agreement

     Section 5.09 Governing Law; Jurisdiction. This Agreement shall be governed by, and construed in accordance with, the laws of the State of New York without giving effect to the principles of conflicts of laws thereof. The Company and each Purchaser hereby consent to the jurisdiction of the state and federal courts of the State of New York for all disputes arising under this Agreement.

     IN WITNESS WHEREOF, each Purchaser and the Company have caused this Agreement to be executed as of the date first written above.

                                   SEMICONDUCTOR LASER
                                   INTERNATIONAL CORPORATION


                                   By:_____________________________
                                        Name: Geoffrey T. Burnham
                                        Title:President, CEO & Chairman of the
                                        Board



                                   ------------------------------------


                                   By:_____________________________
                                                   Name:
                                                   Title:

                                     SCHEDULE 1

                                      Number of Shares of   Aggregate Purchase
Name and Address of Investor            Common Stock               Price

_________________________________
_________________________________
Attention:_______________________
Telecopier No.: _________________




                                      ---------------------      $--------------
                                    shares, at a purchase price
                                    of $.375 per share




[TYPE]    EX-10.3

                                 REGISTRATION RIGHTS AGREEMENT

                                           BETWEEN

                                  --------------------------

                                             AND

                          SEMICONDUCTOR LASER INTERNATIONAL CORPORATION










                               Dated as of ___________ __, 1999


                                   TABLE OF CONTENTS

                                                                     Page No.

ARTICLE 1.
     DEFINITIONS                                                           2
     SECTION 1.1.     Definitions                                          2

ARTICLE 2.
     REGISTRATION RIGHTS                                                   5
     SECTION 2.1.     Piggy-Back Registration                              5
     SECTION 2.2.     Reduction of Offering                                5

ARTICLE 3.
     REGISTRATION PROCEDURES                                               6
     SECTION 3.1.     Filings; Information                                 6
     SECTION 3.2.     Registration Expenses                                9

ARTICLE 4.
     MISCELLANEOUS                                                         9
     SECTION 4.1.     Participation in Underwritten Registrations          9
     SECTION 4.2.     Amendment and Modification                           9
     SECTION 4.3.     Successors and Assigns; Third Party Beneficiaries    9
     SECTION 4.4.     Entire Agreement                                    10
     SECTION 4.5.     Headings                                            10
     SECTION 4.6.     Notices                                             10
     SECTION 4.7.     Governing Law; Forum; Process                       11
     SECTION 4.8.     Consent to Jurisdiction, Waiver of Immunities       11
     SECTION 4.9.     Counterparts                                        11
     SECTION 4.10.    Severability                                        11
     SECTION 4.11.    No Prejudice                                        11
     SECTION 4.12.    Words in Singular and Plural Form                   12

                          REGISTRATION RIGHTS AGREEMENT


          REGISTRATION RIGHTS AGREEMENT, dated as of _______, 1999 (this "Agreement"), between Semiconductor Laser International Corporation, a Delaware corporation (the "Company") and the purchaser or purchasers set forth on
Schedule 1 hereto (individually, "each Purchaser" and collectively, the "Purchaser"), with its address as set forth on Schedule 1 hereto.

          WHEREAS, the Company and the Purchaser have entered into a Securities Purchase Agreement, dated as of the date hereof (the "Purchase Agreement"), pursuant to which the Purchaser will acquire the number of shares set forth on
Schedule 1 hereto (the "Shares") of the common stock, par value $.01 per share (the "Common Stock"), of the Company, on the terms and subject to the conditions set forth therein; and

          WHEREAS, it is a condition precedent to the purchase of the Common Stock under the Purchase Agreement that the Company provide certain registration rights to the Purchaser with respect to the shares of Common Stock purchased pursuant to the terms of the Purchase Agreement.

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

          "Piggy-Back Registration" has the meaning ascribed thereto in
Section 2.1.

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

          "Registrable Securities" means (i) the shares of Common Stock issued pursuant to the terms of the Purchase Agreement and (ii) any other shares of Common Stock acquired as a result of stock splits, stock dividends, reclassifications, recapitalizations, or similar events relating to the shares described in clauses (i) and (ii) above, in each case until such time as (x) a Registration Statement covering such shares of Common Stock has been declared effective by the Commission and such shares of Common Stock have been disposed of pursuant to such effective Registration Statement, or (y) such shares of Common Stock would be eligible for sale pursuant to Rule 144 under the Securities Act (or any similar provisions then in force), without regard to the volume limitations set forth in Rule 144(e), or (z) such shares of Common Stock have been otherwise transferred and the Company has delivered a new certificate or other evidence of ownership for such Common Stock not bearing a restrictive legend and not subject to any stop transfer or similar restrictive order and all of such Common Stock may be resold by the Person receiving such certificate without complying with the registration requirements of the Securities Act.

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

                                 ARTICLE 2.
                             REGISTRATION RIGHTS

          SECTION 2.1. Piggy-Back Registration. If at any time the Company proposes to file a Registration Statement under the Securities Act with respect to an offering by the Company for its own account or for the account of any of its respective security holders (other than a Registration Statement on Form S-4 or Form S-8 (or any substitute form that may be adopted by the Commission) or on any other form inappropriate for an underwritten public offering or related solely to securities to be issued in a merger, acquisition of the stock or assets of another entity or in a similar transaction), then the Company shall give written notice of such proposed filing to the Holders as soon as practicable (but in no event less than 30 days before the anticipated filing date), and such notice shall offer such Holders the opportunity to register such number of Registrable Securities as each such Holder may request (which request shall specify the number of shares and the type of Registrable Securities intended to be disposed of by such Holder and shall also state the firm intent of the Holder to offer Registrable Securities for sale) (a "Piggy-Back Registration"). The Company shall use its best efforts to cause the managing Underwriter or Underwriters of a proposed underwritten offering to permit the Registrable Securities requested to be included in a Piggy-Back Registration on the same terms and conditions as any similar securities of the Company or any other security holder included therein and to permit the sale or other disposition of such Registrable Securities in accordance with the intended method of distribution thereof. Any Holder shall have the right to withdraw its request for inclusion of its Registrable Securities in any Registration Statement pursuant to this Section 2.1 by giving written notice to the Company of its request to withdraw. The Company may withdraw a Piggy-Back Registration at any time prior to the time it becomes effective.

          SECTION 2.2.     Reduction of Offering.

          (a) Piggy-Back Registration. (i) Notwithstanding anything contained herein, if the managing Underwriter or Underwriters of any underwritten offering described in Section 2.1 have informed, in writing, the Holders requesting inclusion in such offering that it is their opinion that the total number of shares which the Company, Holders and any other Persons holding securities of the same class as the Registrable Securities desiring to participate in such registration intend to include in such offering is such as to materially and adversely affect the success of such offering, then, the Company will include in such registration (A) first, all the shares the Company offered for its own account, if any, (B) then, if additional shares may be included in such registration without materially and adversely affecting the success of such offering, the shares offered by the holders of securities as a result of their exercise of "demand" registration rights by such holders, if any, and (C) then, if additional shares may be included in such registration without materially and adversely affecting the success of such offering, the number of shares offered by such other holders of securities of the same class as the Registrable Securities whose piggy-back registration rights may not be reduced without violating their contractual rights (provided such contractual rights were in existence prior to the date of this Agreement), (D) then, if additional shares may be included in such registration without materially and adversely affecting the success of such offering, the number of shares offered by the Holders and any other holders of securities of the same class as the Registrable Securities who have piggy-back registration rights not referred to in Section 2.2(c) on a pro rata basis in proportion to the relative number of Registrable Securities of the Holders and any other such holders participating in such registration.

               (ii) If the managing Underwriter or Underwriters of any underwritten offering described in Section 2.1 notify the Holders requesting inclusion in such offering that the kind of securities that the Holders, the Company and any other Persons desiring to participate in such registration intend to include in such offering is such as to materially and adversely affect the success of such offering, (A) the Registrable Securities to be included in such offering shall be reduced as described in clause (i) above or (B) if such reduction would, in the judgment of the managing Underwriter or Underwriters, be insufficient to substantially eliminate the material adverse effect that inclusion of the Registrable Securities requested to be included would have on such offering, such Registrable Securities will be entirely excluded from such offering.

          (b) If, as a result of the proration provisions of this Section 2.2, any Holder shall not be entitled to include all Registrable Securities in a Piggy-Back Registration that such Holder has requested to be included, such Holder may elect to withdraw his request to include Registrable Securities in such registration without prejudice.

          (c) Holdback Agreements. If any registration of Registrable Securities shall be in connection with an underwritten public offering, each Holder agrees not to effect any public sale or distribution, including any sale pursuant to Rule 144 under the Securities Act, of any Registrable Securities, and not to effect any such public sale or distribution of any other equity security of the Company or of any security convertible into or exchangeable or exercisable for any equity security of the Company (in each case, other than as part of such underwritten public offering) during the five (5) days prior to, and during the one hundred eighty (180) day period beginning on, the effective date of such Registration Statement (except as part of such registration).

                                     ARTICLE 3.
                               REGISTRATION PROCEDURES

          SECTION 3.1. Filings; Information. Whenever the Company is required to effect or cause the registration of the offer and sale of Registrable Securities pursuant to Section 2.1 hereof, the Company will use its best efforts to effect the registration of the offer and the sale of such Registrable Securities, and in connection with any such request:

          (a) The Company will prepare and file with the Commission a Registration Statement with respect to the offer and sale of such securities and use its best efforts to cause such Registration Statement to become and remain effective until the completion of the distribution contemplated thereby; provided, however, the Company shall not be required to keep such Registration Statement effective for more than the period otherwise determined to be appropriate by the Company.

          (b) The Company will comply with the provisions of the Securities Act applicable to it with respect to the disposition of all Registrable Securities covered by such Registration Statement.

          (c) The Company, at least fifteen (15) Business Days prior to filing a Registration Statement or at least ten (10) Business Days prior to filing a Prospectus or any amendment or supplement to such Registration Statement or Prospectus, will furnish to each Selling Holder, copies of such Registration Statement as proposed to be filed, together with exhibits thereto (whether or not incorporated by reference in such Registration Statement), which documents will be subject to review and approval by each of the foregoing within five (5) Business Days after delivery (except that such review and approval of any Prospectus or any amendment or supplement to such Registration Statement or Prospectus must be within two (2) Business Days after delivery), and thereafter, furnish to such Selling Holders, at the Company's expense, such number of conformed copies of such Registration Statement, each amendment and supplement thereto (in each case including all exhibits thereto and documents incorporated by reference therein), the Prospectus included in such Registration Statement (including each preliminary Prospectus) and such other documents or information as such Selling Holders may reasonably request in order to facilitate the disposition of the Registrable Securities.

          (d) On or prior to the date on which the Registration Statement is declared effective, use its best efforts to register or qualify such Registrable Securities under such other securities or "blue sky" laws of such jurisdictions as any Selling Holder (but not more than three states), reasonably requests and do any and all other acts and things which may be necessary or advisable to enable such Selling Holder to consummate the disposition in such jurisdictions of such Registrable Securities owned by such Selling Holder; use its best efforts to keep each such registration or qualification (or exemption therefrom) effective during the period which the Registration Statement is required to be kept effective; and use its best efforts to do any and all other acts or things necessary or advisable to enable the disposition in such jurisdictions of the Registrable Securities covered by the applicable Registration Statement; provided that the Company will not be required to (i) qualify generally to do business in any jurisdiction where it would not otherwise be required to qualify but for this paragraph (e), (ii) subject itself to taxation in any such jurisdiction or (iii) consent to general service of process in any such jurisdiction.

          (e) The Company will notify each Selling Holder, (i) when a Prospectus or any Prospectus supplement or post-effective amendment has been filed and, with respect to a Registration Statement or any post-effective amendment, when the same has become effective, (ii) of the issuance by the Commission of any stop order suspending the effectiveness of a Registration Statement or the initiation or threatening of any proceedings for that purpose, (iii) of the issuance by any state securities commission or other regulatory authority of any order suspending the qualification or exemption from qualification of any of the Registrable Securities under state securities or "blue sky" laws or the initiation of any proceedings for that purpose, and (iv) of the happening of any event which makes any statement made in a Registration Statement or related Prospectus or any document incorporated or deemed to be incorporated by reference therein untrue in a material respect or which requires the making of any changes in such Registration Statement, Prospectus or documents so that they will not contain any untrue statement of a material fact or omit to state any material fact required to be stated therein or necessary to make the statements in the Registration Statement and Prospectus not misleading in light of the circumstances in which they were made; and, as promptly as practicable thereafter, prepare and file with the Commission and furnish a supplement or amendment to such Prospectus so that, as thereafter deliverable to the buyers of such Registrable Securities, such Prospectus will not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements therein, in light of the circumstances under which they were made, not misleading, such amendment to be subject to the Holders' review under
Section 3.1(c).

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

          Each Selling Holder agrees that, upon receipt of any notice from the Company of the happening of any event of the kind described in Section 3.1(e) hereof, such Selling Holder will forthwith discontinue disposition of Registrable Securities pursuant to the Registration Statement covering such Registrable Securities until such Selling Holder's receipt of the copies of the supplemented or amended Prospectus contemplated by Section 3.1(e) hereof, and, if so directed by the Company, such Selling Holder will deliver to the Company all copies, other than permanent file copies then in such Selling Holder's possession, of the most recent Prospectus covering such Registrable Securities at the time of receipt of such notice.

          SECTION 3.2. Registration Expenses. The Company shall pay all expenses incident to the Company's performance of or compliance with this Agreement including, without limitation: (i) all registration and filing fees, (ii) the fees and expenses of compliance with securities or blue sky laws (including fees and disbursements of counsel in connection with blue sky qualifications of the Registrable Securities), (iii) all printing, messenger and delivery expenses,
(iv) the Company's internal expenses (including, without limitation, all salaries and expenses of its officers and employees performing legal or accounting duties), (v) the fees and expenses incurred in connection with the listing or quotation, as appropriate, of the Registrable Securities, (vi) the fees and disbursements of counsel for the Company and the fees and expenses for independent certified public accountants retained by the Company (including the expenses of any special audit or cold comfort letters) and (vii) the fees and expenses of any special experts retained by the Company in connection with such registration. The Company shall have no obligation to pay any underwriting fees, discounts or commissions attributable to the sale of Registrable Securities and any of the expenses incurred by Selling Holders (including fees of counsel to the Selling Holders) which are not payable by the Company, such costs to be borne by the Selling Holder or Selling Holders.


                                 ARTICLE 4.
                                MISCELLANEOUS

          SECTION 4.1. Participation in Underwritten Registrations. No Person may participate in any underwritten registration hereunder unless such Person
(a) agrees to sell such Person's securities on the basis provided in any underwriting arrangements approved by the Persons entitled hereunder to approve such arrangements, and (b) completes and executes all questionnaires, powers of attorney, indemnities, underwriting agreements and other documents reasonably required under the terms of such underwriting arrangements and these registration rights.

          SECTION 4.2. Amendment and Modification. Any provision of this Agreement may be waived, provided that such waiver is set forth in a writing executed by the party against whom the enforcement of such waiver is sought. This Agreement may not be amended, modified or supplemented other than by a written instrument signed by the holders of at least a majority of the Registrable Securities. No course of dealing between or among any Persons having any interest in this Agreement will be deemed effective to modify, amend or discharge any part of this Agreement or any rights or obligations of any Person under or by reason of this Agreement.

          SECTION 4.3. Successors and Assigns; Third Party Beneficiaries. This Agreement and all of the provisions hereof shall be binding upon and inure to the benefit of the parties hereto, each subsequent Holder and their respective successors and assigns and executors, administrators and heirs. Holders are intended third party beneficiaries of this Agreement and this Agreement may be enforced by such Holders.

          SECTION 4.4. Entire Agreement. This Agreement sets forth the entire agreement and understanding between the parties as to the subject matter hereof and merges and supersedes all prior discussions, agreements and understandings of any and every nature among them.
          SECTION 4.5. Headings. Subject headings are included for convenience only and shall not affect the interpretation of any provisions of this Agreement.

          SECTION 4.6. Notices. Any notice, demand, request, waiver, or other communication under this Agreement shall be in writing and shall be deemed to have been duly given on the date of service if personally served or sent by telecopy, on the Business Day after notice is delivered to a courier or mailed by express mail if sent by courier delivery service or express mail for next day delivery and on the third day after mailing if mailed to the party to whom notice is to be given, by first class mail, registered, return receipt requested, postage prepaid and addressed as follows:

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

          If to the Purchaser, to the Notice Address set forth opposite its name on Schedule 1 hereto.

     SECTION 4.7. Governing Law; Forum; Process. This Agreement shall be governed by and construed in accordance with the laws of the State of New York, without regard to any choice-of-law principles thereof.

     SECTION 4.8. Consent to Jurisdiction, Waiver of Immunities. The Company and the Holders hereby irrevocably submit to the non-exclusive jurisdiction of any court of the State of New York or United States federal court sitting in the Borough of Manhattan, The City of New York, and any appellate court therefrom, in any action or proceeding arising out of or relating to this Agreement and hereby irrevocably agree that all claims in respect of such action or proceeding may be heard and determined in such court. The Company and the Holders irrevocably waive, to the fullest extent permitted by applicable law, the defense of an inconvenient forum to the maintenance of such action or proceeding.

     SECTION 4.9. Counterparts. This Agreement may be executed in counterparts, each of which shall be deemed an original, and all of which taken together shall constitute one and the same agreement.

     SECTION 4.10. Severability. In the event that any one or more of the immaterial provisions contained in this Agreement shall for any reason be held to be invalid, illegal or unenforceable, the same shall not affect any other provision of this Agreement, but this Agreement shall be construed in a manner which, as nearly as possible, reflects the original intent of the parties.

     SECTION 4.11. No Prejudice. The terms of this Agreement shall not be construed in favor of or against any party on account of its participation in the preparation hereof.

     SECTION 4.12. Words in Singular and Plural Form. Words used in the singular form in this Agreement shall be deemed to import the plural, and vice versa, as the sense may require.

          IN WITNESS WHEREOF, the parties hereto have executed this Agreement as of the date set forth above.


     SEMICONDUCTOR LASER      INTERNATIONAL CORPORATION,
     a Delaware corporation


     By: __________________________________
             Name: Geoffrey T. Burnham
             Title: President & Chief Executive Officer

     --------------------------------------

     By:___________________________________
            Name:
            Title:

                                   SCHEDULE 1



                                      Number of Shares of   Aggregate Purchase
Name and Address of Investor             Common Stock               Price

_________________________________
_________________________________
Attention:_______________________
Telecopier No.: _________________




                                      ---------------------      $--------------
                                    shares, at a purchase price
                                    of $.375 per share



[TYPE]    EX-10.4

                                                   PROMISSORY NOTE

 Principal    Loan Date    Maturity   Loan No      Call    Collateral     Account    Officer  Initials
$1,000,000   06-25-1999   05-31-2000   11543       04A)        IC          5710        141


References in the shaded area are for Lender's use only and do not limit the applicability of this document to any particular loan or item. Any item above containing "***" has been omitted due to text length limitations.

Borrower: Semiconductor Laser Int'l. Corp. Lender: BSB Bank & Trust Co.
15 Link Dr.                                      PO Box 1056(58-68 Exchange St.)
Binghamton, NY 139043218                         Binghamton, NY 13902

Principal Amount:$1,000,000.00 Initial Rate: 10.250% Date of Note: June 25, 1999

PROMISE TO PAY. To repay Borrower's loan, Semiconductor Laser International Corporation ("Borrower") promises to pay to BSB Bank & Trust Company ("Lender"), or order, in lawful money of the United States of America, the principal amount of One Million & 00/100 Dollars ($1,000,000.00) or so much as may be outstanding, together with interest on the unpaid outstanding principal balance of each advance. Interest shall be calculated from the date of each advance until repayment of each advance.

PAYMENT: Borrower will pay this loan in one payment of all outstanding principal plus all accrued unpaid interest on May 31, 2000. In addition, Borrower will pay regular monthly payments of all accrued unpaid interest due as of each payment date, beginning August 1, 1999, with all subsequent interest payments to be due on the same day of each month after that. Unless otherwise agreed or required by applicable law, payments will be applied first to accrued unpaid interest, then to principal, and any remaining amount to any unpaid collection costs and late charges. The annual interest rate for this Note is computed on a 365/360 basis; that is, by applying the ratio of the annual interest rate over a year of 360 days, multiplied by the outstanding principal balance, multiplied by the actual number of days the principal balance is outstanding. Borrower will pay Lender at Lender's address shown above or at such other place as Lender may designate in writing.

VARIABLE INTEREST RATE. The interest rate on this Note is subject to change from time to time based on changes in an index which is Lender's Prime Rate (the "Index"). This is the rate Lender charges, or would charge, on 90-day unsecured loans to the most creditworthy corporate customers. This rate may or may not be the lowest rate available from Lender at any given time. Lender will tell Borrower the current Index rate upon Borrower's request. The interest rate change will not occur more often than each day. Borrower understands that Lender may make loans based on other rates as well. The Index currently is 7.750% per annum. The interest rate to be applied to the unpaid principal balance of this Note will be at a rate of 2.500 percentage points over the Index, resulting in an initial rate of 10.250% per annum. NOTICE: Under no circumstances will the interest rate on this Note be more than the maximum rate allowed by applicable law.

PREPAYMENT. Borrower may pay without penalty all or a portion of the amount owed earlier than it is due. Early payments will not, unless agreed to by Lender in writing, relieve Borrower of Borrower's obligation to continue to make payments of accrued unpaid interest. Rather, early payments will reduce the principal balance due. Borrower agrees not to send Lender payments marked "paid in full", "without recourse", or similar language. If Borrower sends such a payment, Lender may accept it without losing any of Lender's rights under this Note, and Borrower will remain obligated to pay any further amount owed to Lender. All written communications concerning disputed amounts, including any check or other payment instrument that indicates that the payment constitutes "payment in full" of the amount owed or that is tendered with other conditions or limitations or as full satisfaction of a disputed amount must be mailed or delivered to: BSB BANK & TRUST COMPANY, P.O. Box 1056 (58-68 Exchange Street), Binghamton, NY 13902.

LATE CHARGE: If a payment is 10 days or more late Borrower will be charged 4.000% of the unpaid portion of the regularly scheduled payment or $10.00, whichever is greater. No Late Charge will be payable in the event of a Default rate of interest is being charged.

INTEREST AFTER DEFAULT. Upon default, including failure to pay upon final maturity, Lender, at its option, may, if permitted under applicable law, increase the variable interest rate on this Note to 3.500 percentage points over the Index. The interest rate will not exceed the maximum rate permitted by applicable law.

DEFAULT. Each of the following shall constitute an event of default ("Event of Default") under this Note:

     PAYMENT DEFAULT.  Borrower fails to make any payment when due under this
 Note.
     OTHER DEFAULTS. Borrower fails to comply with or to perform any other term, obligation, covenant or condition contained in this Note or in any of the related documents or to comply with or to perform any term, obligation, covenant or condition contained in any other agreement between Lender and Borrower.
     FALSE STATEMENTS. Any warranty, representation or statement made or furnished to Lender by Borrower or on Borrower's behalf under this Note or the related documents is false or misleading in any material respect, either now or at the time made or furnished or becomes false or misleading at any time thereafter.
     INSOLVENCY. The dissolution or termination of Borrower's existence as a going business, the insolvency of Borrower, the appointment of a receiver for any part of Borrower's property, any assignment for the benefit of creditors, any type of creditor workout, or the commencement of any proceeding under any bankruptcy or insolvency laws by or against Borrower.
     CREDITOR OR FORFEITURE PROCEEDINGS. Commencement of foreclosure or forfeiture proceedings, whether by judicial proceeding, self-help, repossession or any other method, by any creditor of Borrower or by any governmental agency against any *Material* collateral securing the loan. This includes a garnishment of any of Borrower's accounts, including deposit accounts, with Lender. However, this Event of Default shall not apply if there is a good faith dispute by Borrower as to the validity or reasonableness of the claim which is the basis of the credits or forfeiture proceeding and if Borrower gives Lender written notice of the creditor or forfeiture proceeding and deposits with Lender monies or a surety bond for the creditor or forfeiture proceeding, in an amount determined by Lender, in its sole discretion, as being an adequate reserve or bond for the dispute, being an adequate reserve or bond for the dispute.
     EVENTS AFFECTING GUARANTOR. Any of the preceding events occurs with respect to any guarantor, endorser, surety, or accommodation party of any of the indebtedness or any guarantor, endorser, surety, or accommodation party dies or becomes incompetent, or revokes or disputes the validity of, or liability under, any guaranty of the indebtedness.
     CHANGE IN OWNERSHIP. Any change in ownership of twenty-five percent (25%) or more of the common stock of Borrower.
     ADVERSE CHANGE. A material adverse change occurs in Borrower's financial condition, or Lender believes the prospect of payment or performance of this
Note is impaired.

LENDER'S RIGHTS. Upon default, Lender may declare the entire unpaid principal balance on this Note and all accrued unpaid interest immediately due, and then Borrower will pay that amount.

ATTORNEY'S FEES; EXPENSES. Borrower agrees to pay all costs and expenses Lender incurs to collect the loan. This includes, subject to any limits under applicable law, Lender's reasonable attorneys' fees and Lender's legal expenses whether or not there is a lawsuit, including reasonable attorneys' fees and expenses for bankruptcy proceedings (including efforts to modify or vacate any automatic stay or injunction), and appeals. If not prohibited by applicable law, Borrower also will pay any court costs, in addition to all other sums provided by law.

JURY WAIVER. Lender and Borrower hereby waive the right to any jury trial in any action, proceeding, or counterclaim brought by either Lender or Borrower against the other.

GOVERNING LAW. This Note will by governed by, construed and enforced in accordance with federal law and the laws of the State of New York. This Note has been accepted by Lender in the State of New York.

RIGHT OF SETOFF. In addition to Lender's right of setoff arising by operation of law, Borrower grants to Lender a contractual security interest in all Borrower's accounts with Lender (whether checking, savings, or some other account and whether evidenced by a certificate of deposit). This includes all accounts Borrower holds jointly with someone else and all accounts Borrower may open in the future. However, this does not include any IRA or Keogh accounts, or any trust accounts for which the grant of a security interest would by prohibited by law. Borrower authorizes Lender, to the extent permitted by applicable law, to charge or setoff all sums owing on the Indebtedness against any and all such accounts.

COLLATERAL. Borrower acknowledges this Note is secured by a All Accounts, Inventory, Equipment and General Intangibles now owed or acquired later, together with all proceeds of collateral. If there is any inconsistency between the terms and conditions of the collateral documents, the terms and conditions of this Note shall prevail.

LINE OF CREDIT. This note evidences a revolving line of credit. Advances under this Note, as well as directions for payment from Borrower's accounts, may be requested orally or in writing by Borrower or by an authorized person. Lender may, but need not, require that all oral requests by confirmed in writing. Borrower agrees to by liable for all sums either: (A) advanced in accordance with the instructions of an authorized person or (B) credited to any of Borrower's accounts with Lender. The unpaid principal balance owing on this Note at any time may be evidenced by endorsements on this Note or by Lender's internal records, including daily computer print-outs. Lender will have no obligation to advance funds under this Note if (A) Borrower or any guarantor is in default under the terms of this Note or any agreement that Borrower or any guarantor has with Lender, including any agreement made in connection with the signing of this Note; (B) Borrower or any guarantor ceases doing business or is insolvent; (C) any guarantor seeks, claims or otherwise attempts to limit, modify or revoke such guarantor's guarantee of this Note or any other loan with Lender; or (D) Borrower has applied funds provided pursuant to this Note for purposes other than those authorized by Lender.

YEAR 2000. Borrower warrants and represents that all software utilized in the conduct of Borrower's business will have appropriate capabilities and compatibility for operation to handle calendar dates falling on or after January 1, 2000, and all information pertaining to such calendar dates, in the same manner and with the same functionality as the software does respecting calendar dates falling on or before December 31, 1999. Further, Borrower warrants and represents that the data-related user interface functions, data-fields, and data-related program instructions and functions of the software include the indication of the century.

BORROWING BASE. Availability of funds under this line of credit shall be reviewed monthly, based on company prepared financial statements, and shall be limited to the lesser of $1,000,000.00, or an amount representing the sum of 85% of eligible accounts receivable 90 days or less from invoice date, plus 30% of inventories, with a maximum inventory value eligible accounts receivable 90 days or less from invoice date, plus 30% of inventories, with a maximum inventory value eligibility of $250,000.00, plus available unrestricted cash balances owned by the Borrower.

GENERAL PROVISIONS. Lender may delay or forgo enforcing any of its rights or remedies under this Note without losing them. Borrower and any other person who signs, guarantees or endorses this Note, to the extent allowed by law, waive presentment, demand for payment, and notice of dishonor. Upon any change in the terms of this Note, and unless otherwise expressly stated in writing, no party who signs this Note, whether as maker, guarantor, accommodation maker or endorser, shall be released from liability. All such parties agree that Lender may renew or extend (repeatedly and for any length of time) this loan or release any party or guarantor or collateral; or impair, fail to realize upon or perfect Lender's security interest in the collateral; and take any other action deemed necessary by Lender without the consent of or notice to anyone. All such parties also agree that Lender may modify this loan without the consent of or notice to anyone other than the party with whom the modification is made. The obligations under this Note are joint and several. Note are joint and several.

PRIOR TO SIGNING THIS NOTE, BORROWER READ AND UNDERSTOOD ALL THE PROVISIONS OF THIS NOTE, INCLUDING THE VARIABLE INTEREST RATE PROVISIONS. BORROWER AGREES TO THE TERMS OF THE NOTE.

BORROWER ACKNOWLEDGES RECEIPT OF A COMPLETED COPY OF THIS PROMISSORY NOTE.


BORROWER:


SEMICONDUCTOR LASER INTERNATIONAL CORPORATION

               /s/ Geoffrey T. Burnham
By:_____________________________________________
       Geoffrey T. Burnham, Pres/CEO of Semiconductor
        Laser International Corporation