Form 10QSB
period 1999-09-30
SEMICONDUCTOR LASER INTERNATIONAL CORP
filed 1999-11-22
CIK 921445

SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549


                                 --------------------

                                     FORM 10-QSB




(Mark one)
[x] Quarterly Report under section 13 or 15(d) of the Securities Exchange Act of 1934

                 For the quarter ended September 30, 1999

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

               Yes    [x]                        No    [ ]

     As of October 31, 1999, there were outstanding 15,153,955 shares of the issuer's common stock, par value $.01 per share.

Transitional Small Business Disclosure Format

               Yes    [ ]                        No    [x]

                         Part I. Financial Information

Item 1. Financial Statements


                   Semiconductor Laser International Corporation

                                   Balance Sheet

                                                   December 31,    September 30,
                                                       1998            1999
                                                                    (unaudited)
                                                   ------------     ------------
Assets
Current assets
  Cash                                            $    112,695     $    844,185
  Accounts Receivable, net of allowance for
   doubtful accounts of $560,645 and $560,645,
   respectively                                        296,193          348,749
  Inventory                                            333,806          724,890
  Prepaid expenses and other assets                    180,853          148,008
                                                   ------------     ------------
                  Total current assets                 923,547        2,065,832

Property, plant and equipment, net                   2,691,926        2,629,748
Deposits and other assets                              123,957          145,831
                                                   ------------     ------------
                  Total assets                    $  3,739,430     $  4,841,411
                                                   ============     ============

Liabilities and Shareholders' Equity
Current liabilities
  Accounts payable                                $  1,127,589     $    460,509
  Notes payable ( Line of Credit )                     550,000        1,000,000
  Accrued expenses and other liabilities               164,235          397,060
  Current portion of long-term debt                     37,170           43,392
                                                   ------------     ------------
                  Total current liabilities          1,878,994        1,900,961

Long-term debt                                         765,687          724,931
Accrued royalty payments                               100,000          100,000
                                                   ------------     ------------
                  Total liabilities                  2,744,681        2,725,892
                                                   ------------     ------------
Commitments and contingencies (Note 5)

Shareholders' Equity
Preferred stock, Series B $.01 par value,
  1,000,000 shares authorized; 1,000,000
  issued and outstanding at September 30, 1999           -               10,000
Common stock, $.01 par value, 20,000,000 shares
 authorized, 10,039,552 issued and outstanding
 at December 31, 1998, and 15,153,955 issued
 and outstanding at September 30, 1999                 100,396          151,540
Common Stock Issuable                                   41,073             -
Treasury stock                                        (248,241)        (248,241)
Additional paid-in capital                          18,061,560       21,906,625
Accumulated deficit                                (16,960,039)     (19,704,405)
                                                   ------------     ------------
                  Total Shareholders' Equity           994,749        2,115,519
                                                   ------------     ------------
                  Total liabilities and
                    Shareholders' Equity          $  3,739,430     $  4,841,411
                                                   ============     ============

                  See accompanying notes to financial statements

                  Semiconductor Laser International Corporation

                             Statement of Operations

                                                  Three Months Ended              Nine Months Ended
                                                     September 30,                   September 30,
                                                 1998             1999           1998            1999
                                              (unaudited)      (unaudited)    (unaudited)     (unaudited)
                                              -----------      -----------    -----------     -----------
Net sales                                     $   600,110      $   441,560    $ 1,375,016     $ 1,103,107

Cost of sales                                    (962,588)        (403,282)    (2,399,532)     (1,709,688)
                                              -----------      -----------    -----------     -----------
     Gross margin                                (362,478)          38,278     (1,024,516)       (606,581)

Operating expenses:

Research and development expenses                    -              16,788          7,273          61,318
Sales and marketing expenses                       40,421           67,839        343,867         264,413
General and administrative expenses               738,681          671,837      1,807,205       1,841,299
                                               ----------       ----------    -----------     -----------
         Loss from operations                  (1,141,580)        (718,186)    (3,182,861)     (2,773,611)

Interest income                                     5,109           22,969         37,119          29,371
                                               ----------       ----------    -----------     -----------
         Net loss                              (1,136,471)        (695,217)    (3,145,742)     (2,744,240)
                                               ==========       ==========    ===========     ===========

Net loss per share, basic and dilutive           ($0.11)          ($0.05)        ($0.35)         ($0.22)
                                               ==========       ==========    ===========     ===========

Weighted average shares outstanding            10,039,552       13,476,629      9,078,563      12,374,959
                                               ==========       ==========    ===========     ===========





                  See accompanying notes to financial statements

                  Semiconductor Laser International Corporation

                            Statement of Cash Flows

                                                        Nine Months Ended
                                                           September 30,
                                                      1998            1999
                                                   (unaudited)     (unaudited)
                                                   -----------     -----------
Cash flows from operating activities:
Net loss                                           $(3,145,742)    $(2,744,240)
Adjustments to reconcile net loss to
  net cash used in operating
  activities:
   Depreciation and amortization                       152,846         158,031
   Amortization of deferred expenses                      -             15,517
Change in assets and liabilities:
   Increase in accounts
     receivable, net                                  (420,999)        (52,556)
   Increase in inventory                              (129,900)       (391,084)
   Decrease in prepaid expenses
     and other assets                                   42,337          32,845
   (Increase)decrease in deposits
     and other assets                                  312,820         (21,874)
   Increase (decrease) in accounts
     payable                                           312,627        (667,080)
   Increase in accrued expenses
     and other liabilities                               8,441         232,814
                                                   -----------     -----------
Net cash used in operating activities               (2,867,570)     (3,437,627)
                                                   -----------     -----------
Cash flows from investing activities:
Purchase of property, plant and
   equipment                                          (176,501)        (96,325)
                                                   -----------     -----------
Net cash provided from (used for)
   investing activities                               (176,501)        (96,325)
                                                   -----------     -----------
Cash flows from financing activities
Proceeds from short-term debt                          550,000         450,000
Payments on long-term debt                             (27,113)        (40,756)
Issuance of warrants                                      -             31,500
Issuance of stock, net of expenses                   1,042,835       3,824,698
                                                   -----------     -----------
Net cash provided by (used for) financing
   activities                                        1,565,722       4,265,442
                                                   -----------     -----------
Net (decrease) increase in cash                     (1,478,349)        731,490
Cash at beginning of period                          1,934,574         112,695
                                                   -----------     -----------
Cash at end of period                              $   456,225         844,185
                                                   ===========     ===========



                  See accompanying notes to financial statements

                  Semiconductor Laser International Corporation


                          Notes to Financial Statements
                                September 30, 1999
                                   (Unaudited)


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

2. Financial Resources and Liquidity

   The Company has incurred net losses from inception (September 21,1993) and had at September 30, 1999 an accumulated deficit of $19,704,405 and working capital of $164,871. Such losses have resulted primarily from a lack of adequate sales revenue to generate net profits. Subsequently, the Company has operated with the proceeds from the Company's initial public offering and private equity financing (see Note 5). The Company expects that its cash and
   working  capital   requirements  will  continue  to  be  significant  as  its operations expand. The Company anticipates that such cash and working capital requirements will be satisfied through a combination of revenue growth and additional private equity financing.

   There is no assurance, however, that the Company will be able to obtain funds to support its operations. As a result of the foregoing, there remains substantial doubt as to the Company's ability to continue as a going concern. In the past the Company has been able to raise the capital necessary ($21.9 million from inception to date) but there can be no assurance that the Company will be able to raise additional capital. If the Company achieves cash breakeven by the end of 2000, then its cash needs would be minimized or eliminated. However, based upon past performance there can be no assurance that this will happen. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.


3. Basis of Presentation

   The accompanying unaudited financial statements have been prepared by the Company. Certain information and footnote disclosures normally included in financial statements prepared in conformity with generally accepted accounting principles have been condensed or omitted. In the opinion of the Company's management, the disclosures made are adequate to make the information presented not misleading, and the financial statements contain all adjustments necessary to present fairly the financial position as of September 30, 1999 and the results of operations and cash flows for the nine months ended September 30, 1999 and 1998. The results of operations for the nine months ended September 30, 1999 are not necessarily indicative of the results to be expected for the full year.

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

   Inventory

   Inventory is valued at the lower of cost or market on a first in, first out
   (FIFO) method. Prior to July 1, 1999, the Company manufactured its product on a job basis, however subsequent to July 1, 1999 the Company began building finished goods and certain semi-assembled products for anticipated sales, thus representing the increase in work-in-process and finished goods since December 31, 1998.

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

   Impairment of long-lived assets

   Assessments of the recoverability of long-lived assets are conducted when events or circumstances occur that indicate that the carrying value of the asset may not be recoverable. The determination of impairment is based on the ability to recover such carrying value from the future undiscounted cash flows of related operations.

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

   Income taxes

   The Company follows the asset and liability method for deferred income taxes. This method provides that deferred tax assets and liabilities are recorded using currently enacted tax rates applied to the differences between the tax bases of assets and liabilities and their carrying values for financial statement purposes. A valuation allowance is recorded when it is more likely than not that deferred tax assets will not be realized. Presently, a valuation allowance has been recorded for the net deferred tax assets of the Company, consisting primarily of the net operating loss carryforward.

   Net loss per share

   Net loss per share is computed using the weighted average number of common shares outstanding.

   As of September 30, 1999, the Company had outstanding warrants and options to purchase 3,446,334 and 578,355 shares of common stock, respectively, which are not included in the calculation of earnings per share for the nine months ended September 30, 1999, and would not be included in such calculation due to the anti-dilutive nature of these instruments.

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

   Rent expense under non-cancellable operating leases, including the FINOVA leases, was $832,241 for the nine months ended September 30, 1999. Rent expense under non-cancellable operating leases, including the FINOVA leases, was $788,390 for the nine months ended September 30, 1998.

   Pursuant to a Forbearance Agreement, dated as of July 6, 1999, between the Company and FINOVA, FINOVA agreed to forbear from collecting certain overdue
   monthly    payments for April, 1999, until June 30, 1999, and interest only payments for the months of May, June and July, 1999, until July 30, 1999. In addition, pursuant to a letter agreement, dated November 18, 1999, FINOVA has agreed to enter into a forbearance agreement with the Company under which FINOVA agrees to collect interest only payments for the months of October, November and December, 1999 and to defer principal payments to the end of the lease terms.

   Future minimum payments under non-cancellable operating leases, including the FINOVA lease agreement, at September 30, 1999, are as follows:


                                 Year ending
                                 December 31,      Commitment
                                -------------     -------------
                                    1999(1)(2)     $  292,166(1)
                                    2000            1,109,656
                                    2001(2)           297,668
                                                  -------------
                                                   $1,699,490
                                                  =============
           (1) Three months
           (2) Information does not reflect latest forbearance agreement with
               FINOVA


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

   The Company is currently engaged in litigation with IOS Capital Corporation, a vendor who is seeking to recover $55,821 on the basis of an alleged default by the Company in making its lease agreement installments for color copying equipment. The vendor was incapable of providing a working product acceptable to the Company and the equipment was returned to the vendor accordingly. The Company believes that the ultimate outcome of the action will not have a material impact on the financial condition or results of operations of the Company.

   The Company's allowance for doubtful accounts includes an allowance for a receivable due from Rocky Mountain Instruments ("RMI") which is in dispute. The Company has commenced an action against RMI to collect this amount.

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

   In connection with the Amendment, the Company entered into a consulting agreement (the "Consulting Agreement"), dated as of April 28, 1999, between the Company and bmp Management Consultants GmbH ("bmp Consultants"), a German limited liability corporation wholly owned by bmp AG Venture Capital & Network Management, the parent company of bmp, providing for the retention of bmp Consultants as strategic and financial consultants to the Company, for an aggregate consulting fee of $200,000. The $200,000 aggregate consulting fee is payable as follows: (i) six monthly installments of $15,000 beginning immediately following the funding of the April Installment and ending five months following such funding date, (ii) $50,000 payable at the closing of the June Installment and (iii) six monthly installments beginning six months following the funding of the April Installment and ending eleven months following such funding date. Per a verbal agreement with bmp Consultants SLI will be billed on a work performed basis. As of September 30, 1999, bmp Consultants had been paid $53,000.

   In connection with the Amendment, on June 26, 1999, the Company issued to bmp a five year warrant to purchase an aggregate of 500,000 shares of Common Stock, at an exercise price of $0.50 per share (the "bmp Warrant"). The shares issuable upon exercise of the bmp warrant contain certain demand and piggyback registration rights. In addition, bmp is eligible to receive a finder's fee in the amount of 5% of the net proceeds of any transaction involving the raising of debt or equity capital in a private placement from a source introduced to the Company by bmp consummated by the Company within 24 months following payment of the June Installment.

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

   The Company has completed a private placement of Common Stock with certain accredited investors introduced to the Company by a funding source referred to the Company by bmp. As of September 30, 1999, 2,979,256 shares of Common Stock have been issued at an aggregate purchase price of $1,117,221. The Company received $1,061,422 net of finder's fees. The shares of Common Stock issued in this private placement contain certain piggyback registration rights.

Item 2.  Management's Discussion and Analysis or Plan of Operation

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

Since the onset of commercial production, the Company, on occasion, has been unable to manufacture certain products in quantities sufficient to meet the demands of its existing customer base and that of new customers based upon equipment and/or other technical problems arising at various points during the production process. Previous problems with fiber coupling subcontractors have been corrected. Due to ongoing problems with the Company's HVAC which have been temporarily corrected the Company hired a new HVAC company in early August. Since that time the Company has not experienced any significant down time due to the system. However, the Company has been informed that the current system is not designed to handle high temperature and high humidity conditions and is prone to malfunction during periods of rapid temperature variations. The Company has installed the necessary equipment to prevent the system from malfunctioning during periods of rapid temperature variations. In addition, the Company has been provided with proposals for a more complete and permanent solution and is currently evaluating various alternatives. The Company is also considering possible legal action against the HVAC equipment manufacturer and the HVAC system installer.

The Company entered into a licensing agreement with Northwestern University (the "Northwestern License") on September 1, 1996. The Northwestern License is for the exclusive rights to produce, market and sell aluminum-free HPDLs worldwide using certain patents and knowhow, as defined in the Northwestern License, owned by Northwestern University. Under the terms of the Northwestern License, the rights expire upon the expiration of the patents or ten years from the date of the first commercial sale in countries where no patent rights exist. The Company also has the right to terminate the Northwestern License after three years. No later than August 1999, the Company began to sell to its customers aluminum-free HPDLs that the Company had manufactured. The Company has notified Northwestern of such sales and has proffered to Northwestern royalties for such sales. Thus, the Company believes it has met the milestones specified in the License Agreement and will continue to sell, ship and invoice aluminum-free HPDLs. However, technical difficulties and reliability issues, which are not now anticipated, could delay large scale production of the product.

In consideration for the Northwestern License, the Company paid Northwestern University a non-refundable license fee of $21,000 plus $10,000 of the Company's unregistered common stock (1,231 shares). In addition, the Company issued 1,500 shares of unregistered common stock, valued at $2,586. These amounts have been charged to research and development expense. Royalties are also payable and have been paid for sales derived from this technology, based on net sales volume on a sliding scale from 4% to 1%.

The Company entered into a Joint Venture Agreement (the "Orthogenesis Agreement"), dated September 28, 1999, between the Company and Orthogenesis System, Inc. ("Orthogenesis"). Pursuant to the Orthogenesis Agreement, the Company and Orthogenesis agreed to develop, sell and distribute low level laser systems used in non-invasive medical treatments for the purpose of biostimulation. Primarily intended for use with certain medical conditions, its principal focus is on arthritic conditions, accelerated wound healing and chronic pain. Potential secondary applications include acute injuries, such as those relating to sports or casual physical overexertion. The laser also has potential to be used in related areas within veterinary practices.

Under the Orthogenesis Agreement,  the Company and Orthogenesis each have a
50% voting interest in the joint venture and the Company has been granted an exclusive license to manufacture the Orthogenesis laser system for the term of the joint venture. The Company has agreed to manufacture and sell the Orthogenesis laser system at the Company's total cost of manufacturing (including material, direct labor and overhead costs) such system. The Company has also agreed to perform the financial and accounting functions for the joint venture and will be responsible for responding to customers' complaints. Orthogenesis has agreed to be responsible for marketing, research and development and product upgrades of such systems. Profits derived from the sale of the Orthogenesis laser system will be divided 75% to the Company and 25% to Orthogenesis.

The Company believes that it has the capability of manufacturing this system without any significant initial capital investment. The system has shown promise in early tests although no definitive study has been completed to date and there can be no assurance that any future studies will be favorable. The Company intends to commence marketing in Canada and in certain other countries where it expects it will be permitted to sell the system without any additional regulatory approval and expects to eventually apply for FDA approval to enable it to sell the system in the United States. The Company's ability to obtain FDA approval and to increase sales materially is dependent on its ability to raise capital for the joint venture.

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

Results of Operations


Three months ended September 30, 1999, compared to three months ended September 30, 1998.


Sales were $441,560 for the three months ended September 30, 1999 as compared to $600,110 for the same period in the prior year. The decrease in sales was the result of decreased government contract and commercial revenue. The decrease in commercial revenue was caused by fewer orders received.

Cost of sales for the three months ended September 30,1999 decreased approximately $559,000 compared to the same period in 1998 as a result of a decrease in product sales which decreased cost of goods sold by approximately $188,000 primarily in material cost and the cost of government contracts and approximately $371,000 due to the inclusion of certain finished goods and work-in-process inventories on the balance sheet, offset to the cost of goods sold, in the third quarter of 1999. In the same period in 1998, these cost were charged to cost of goods sold. See Inventory Note on Page 5 (Inventory Change).

Research and development labor cost expense of approximately $17,000 was recorded for the three months ended September 30, 1999.

Sales and Marketing expenses increased approximately $27,000 for the three months ended September 30, 1999 as compared to the same period in 1998. The increase occurred primarily in travel and meeting expenses necessitated to stimulate increased order activity and was offset by reduced expenses for brochures and catalogs.

General and administrative expenses decreased approximately $67,000 for the three months ended September 30, 1999 as compared to the same period in 1998. Significant reductions occurred in professional fees (due primarily to reduced legal expenses) and office expenses offset by increases in labor costs and repairs and maintenance.

Interest income increased for the three months ended September 30, 1999 as compared to the three months ended September 30, 1998, as a result of higher cash balances available from investment.


Nine months ended September 30, 1999, as compared to the nine months ended September 30, 1998.


Sales for the nine months ended September 30, 1999 decreased approximately $272,000 over the same period in the prior year as a result of reduced commercial and government contract revenue.

Cost of sales for the nine months ended September 30, 1999, decreased approximately $690,000 over the nine months ended September 30, 1998, as a result of the decrease in product sales in 1999, accounting for approximately $319,000 of the decrease. The reduction was primarily in labor and materials. The remaining $371,000 decrease is attributable to the impact on cost of goods sold of the finished goods and work-in-process inventory inclusion on the balance sheet previously discussed.

Research and development labor cost expenses of approximately $61,000 were recorded for the nine months ended September 30, 1999.

Sales and marketing expense decreased approximately $80,000 for the nine months ended September 30, 1999 as compared to the nine months ended September 30, 1998 primarily as a result of decreased costs associated with advertising offset by increased expenses in travel and marketing.

General and administrative expenses increased approximately $34,000 for the nine months ended September 30, 1999 as compared to the same period in the prior year. Increases occurred primarily in labor costs and loan interest expense due to the full utilization of the $1 million line of credit in 1999.

Interest income decreased as a result of lower cash balances available for investment.


Liquidity and Capital Resources

The Company's cash and cash equivalents at September 30, 1999 were $844,185 as compared to $112,695 at December 31, 1998, a net increase of $731,490 for the nine months ended September 30, 1999. The increase was the result of $3,437,627 used in operating activities, $96,325 used in investing activities and $4,265,442 provided by financing activities.

The $4,265,442 provided by financing activities was derived from the issuance of 4,979,256 shares of common stock which provided $1,824,698(net of legal expenses), 1,000,000 shares of Series B Convertible Preferred Stock which provided $2,000,000 and 500,000 warrants which provided $31,500 and an increase in the availability under the line of credit of $450,000(See "Financing" under Note 5 in the Notes to the Financial Statements). The Company drew down against the additional availability under the line by borrowing $300,000 in the month of March and $150,000 in the month of April. The aforementioned were offset by payments on the long-term debt.

The Company has a $1,000,000 collateralized line of credit with BSB for purposes of providing working capital. The line of credit bears interest at prime plus 2.5% on the used portion and matures May 31, 2000. At September 30, 1999, the Company had the full $1,000,000 outstanding under this Line of Credit. Additionally, the Company's ability to satisfy its cash maintenance requirements in accordance with the eligibility formula of its line of credit agreement will likely depend on its ability to raise additional capital in the fourth quarter.

The Company entered into the Securities Purchase Agreement, dated as of February 5, 1999, between the Company and bmp, as amended by Amendment No. 1 to the Securities Purchase Agreement, dated as of April 28, 1999, between the Company and bmp.

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

Pursuant to a Forbearance Agreement, dated as of July 6, 1999, between the Company and FINOVA, FINOVA agreed to forbear from collecting certain overdue monthly payments for April, 1999, until June 30, 1999, and interest only payments for the months of May, June and July, 1999, until July 30, 1999. In addition, pursuant to a letter agreement dated November 18, 1999, FINOVA has agreed to enter into a forbearance agreement with the Company under which FINOVA agrees to collect interest only for the months of October, November and December, 1999 and to defer principal payments to the end of the lease term.

Prior to July 1, 1999, the Company manufactured its product on a job basis, however subsequent to July 1, 1999 the Company began building finished goods and certain semi-assembled products for anticipated sales, thus representing an approximate $200,000 increase in work-in-process and finished goods since December 31, 1998. See Note 4 to Financial Statements.

The Company has completed a private placement of Common Stock with certain accredited investors introduced to the Company by a funding source referred to the Company by bmp. 2,979,256 shares of Common Stock were issued at an aggregate purchase price of $1,117,221 in the private placement. The Company received $1,061,392 net of finder's fees. The shares of Common Stock issued in this private placement contain certain piggyback registration rights.

The Company's allowance for doubtful accounts includes allowances for a receivable due from RMI which is in dispute. The Company has commenced an action against RMI to collect this amount.

The Company has incurred net losses from inception (September 21, 1993) and has an accumulated deficit at September 30, 1999 of $20,075,200. Such losses have resulted from the Company's activities as a development stage company and have been financed primarily out of proceeds from the Company's initial public offering and private equity financing. The Company expects that its cash and working capital requirements will continue to be significant as its operations expand. Potential sources for such cash and working capital requirements are revenue growth and additional private equity financing. It is anticipated that the Company will continue to incur losses for the immediate future until it is able to achieve profitable operations or to generate sales sufficient to support its operations.

The need to raise equity capital at current stock prices is likely to result in substantial dilution to shareholders and could result in a change of control. The Company's current business plan requires additional capital infusion in the fourth quarter of this fiscal year and subsequent infusions until such time as the Company's sales are sufficient to provide internally generated and sustainable cash flows. However, achieving positive cash flow is dependent upon sales levels which the Company has not historically achieved. The Company is currently seeking to raise additional equity capital through a private placement. The Company is also evaluating the availability of additional borrowing capacity against its real estate and equipment. Without an additional equity infusion of approximately $250,000, the Company estimates it would have sufficient cash flow to operate until December 31, 1999. For Fiscal 2000, the Company is seeking to raise approximately $3-5 million in a combination of debt and equity capital, including additional availability from a secured financing.

There can be no assurance that the Company will be able to obtain additional debt or equity financing when needed, on commercially reasonable terms or at all.

                          PART II. - OTHER INFORMATION

Item 1. Legal Proceedings.

     The Company is involved in litigation as described in Note 5 in the financial statements.


Item 2. Changes in Securities and Use of Proceeds.

     The Company has scheduled a special meeting of its stockholders to be held on December 14, 1999, for the purpose of increasing the number of authorized shares of its Common Stock from 20,000,000 to 75,000,000.


Item 3. Defaults Upon Senior Securities.

     None


Item 4. Submission of Matters to a Vote of Security Holders.

     None

Item 5. Other Information.

     Edwin B. Spievack, who served as a director of the Company from May 1999 until the beginning of September 1999, advised the Company of his determination to resign his position as director of the Company. Mr. Spievack was elected by the Board of Directors of the Company on May 7, 1999 and was approved by the stockholders of the Company on June 11, 1999. Mr.Spievack resigned as of September 7, 1999. There has been no disagreement between the Company and Mr.Spievack. The Board of Directors elected Dr. Vincent T. Tomaselli as a director of the Company, to replace Mr. Spievack, on September 14, 1999.

Item 6. Exhibits and Reports on Form 8-K.

         (a)   Exhibits.

               10.1 Joint Venture Agreement, dated as of September 28,1999, by and between the Company and Orthogenesis Systems, Inc.

               10.2 Forbearance Letter Agreement, dated November 18, 1999, between the Company and FINOVA

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


                    Semiconductor Laser International Corporation
                    ---------------------------------------------
                                     (Registrant)



Date: November 22, 1999                 By:/s/ Geoffrey T Burnham
                                       ----------------------------
                                        Geoffrey T. Burnham
                                          Chairman of the Board, President
                                          and Chief Executive Officer
                                          (principal executive officer)

      November 22, 1999                 By:/s/ Leonard E. Lundberg
                                        ----------------------------
                                        Leonard E. Lundberg
                                          Chief Financial Officer,
                                          Principal Financial Officer
                                          And Principal Accounting Officer

[TYPE]    EX-10.1


                           JOINT VENTURE AGREEMENT

     This Joint Venture Agreement ("Agreement"), dated as of September 28, 1999, by and among Semiconductor Laser International Corporation ("SLI"), a Delaware corporation, and Orthogenesis Systems, Inc. ("Orthogenesis"), a New York corporation.

     WHEREAS, SLI and Orthogenesis desire to form a joint venture for the development, production, commercialization, marketing and sale of certain medical laser system products.

     NOW, THEREFORE, in consideration of the foregoing and the respective representations, warranties and agreements set forth herein, and for other good and valuable consideration the receipt and sufficiency of which are hereby acknowledged, the parties do hereby agree as follows:

     1. Incorporation of Recitals. The above recitals are true and correct and are incorporated herein by reference.

     2. Definitions. Capitalized terms used in thisAgreement shall have the meanings set forth below:

     (a) "Company" or "Joint Venture" shall mean Orthogenesis Technologies, LLC, a Delaware limited liability company which shall be a joint venture between SLI and Orthogenesis.

     (b) "Inventions" shall mean processes for the creation of medical laser system products in addition to the Orthogenesis System and Component System conceived or reduced to practice during the term of this Agreement.

     (c)"Know-How" shall mean any and all information generated during the Term of this Agreement which is owned or controlled by SLI or Orthogenesis and directly relates to the Systems and shall include, without limitation, manufacturing data and any other information, documentation and devices relating to the Systems and useful for the development, commercialization or safety and effectiveness of the Systems.

     (d) "Orthogenesis" shall have the meaning ascribed thereto in the prologue hereof.

     (e) "Orthogenesis System" shall mean the medical laser system product which is described in Schedule I attached hereto and incorporated herein by reference.

     (f) "Patent Rights" shall mean the patents and patent applications listed on Schedule II attached hereto and incorporated herein by reference, and any patents which issue from the patent applications listed on Schedule II, and all substitutions, additions, extensions, reissues, renewals, divisions, continuations and continuations-in-part thereof and any foreign counterparts thereto.

     (g) "Proprietary Information" shall mean that portion of the Know-How which
is(i)  in  written,   graphical  or  in  other   tangible   form  and  stamped
"Proprietary", "Confidential" or with

                                     1

a similar legend, (ii) stored in a computer format and designated "Proprietary", "Confidential" or with a similar legend or (iii) described orally and designated orally as "Proprietary", "Confidential" or with a similar designation.

     (h) "SLI" shall have the meaning ascribed thereto in the prologue hereof.

     (i) "Systems" the combined Orthogenesis System and other Inventions which SLI shall manufacture and sell to the Company.

    3.Formation of the Joint Venture; Responsibilities; Distribution of Profits.

     (a) Promptly after the execution of this Agreement, SLI and Orthogenesis shall organize the Company by filing a Certificate of Formation in the form attached hereto as Exhibit A with the Secretary of State of the State of Delaware and adopt a Management Agreement in the form attached hereto as Exhibit
B. Voting interests in the Joint Venture shall be allocated 50% to SLI and 50% to Orthogenesis. The business of the Company shall be to commercialize, market and sell the Systems. The Company's headquarters shall be located in the County of Broome in the State of New York.

     (b) The Board of Managers of the Company shall at all times consist of four managers, two of which shall be designated by SLI and two of which shall be designated by Orthogenesis. The Board of Managers shall make decisions on all operating matters and extraordinary matters shall be voted upon by the members.

     (c) The following persons shall be elected to the offices set forth below opposite his name to serve in such offices until the Board of Managers shall elect their respective successors:

         President                        Geoffrey T. Burnham
         Vice President                   Robert H. Zawada
         Secretary                        Theodore J. Zawada
         Treasurer                        Leonard Lundberg

     (d) SLI shall manufacture and sell the Systems to the Company at SLI's total cost of manufacturing (including material, direct labor and overhead costs) the Systems. The Company will sell the Systems to customers of the Joint Venture at an additional margin determined by the Board of Managers. Transfer cost per unit will be refined as production history is developed and will be modified annually based on actual cost expenditures.

                                   2

     (e) SLI shall perform the financial and accounting functions for the Company and shall be responsible for responding to customers' complaints.

     (f) Orthogenesis   shall  be  responsible  for  marketing,   research  and
development and product upgrades of the Systems.

     (g) The Company's profits (or net income) shall be allocated 75% to SLI and 25% to Orthogenesis. Except as provided in Section 5(e) and Section 12, losses, costs and expenses shall be shared by SLI and Orthogenesis in proportion to their respective membership interests.

     (h) SLI and Orthogenesis shall each have access to examine all financial records and accounts of the Company.

     (i) At such time as $500,000 in financing is raised by the Company as contemplated by Section 6 hereof or SLI and Orthogenesis mutually agree based upon the level of committed sales orders, the Board of Directors of the Company shall hire a full-time engineer and such other employees as they deem necessary.

     4. Collateral for Orders of the Joint Venture. All customer orders of the Joint Venture shall require appropriate partial payment in advance and letters of credit to collateralize the balance as determined by the Board of Managers unless otherwise agreed to by the Company and the distribution representative and/or customer agent.

     5. Exclusive License; Patent Rights.

     (a) SLI hereby grants to the Joint Venture an exclusive license of the Patent Rights and Know-How of SLI insofar as they relate to the manufacture of the Orthogenesis System to make, use and sell the Systems worldwide in the field of medical laser system products for the uses described on Schedule I. The term of such license shall be coterminous with the Term of the Joint Venture.

     (b) Orthogenesis hereby grants to the Joint Venture an exclusive license of the Patent Rights and Know-How of Orthogenesis insofar as they relate to the manufacture of the Orthogenesis System to make, use and sell the Systems worldwide in the field of medical laser system products for the uses described on Schedule I. The term of such license shall be coterminous with the Term of the Joint Venture.

     (c) All Patent Rights of Orthogenesis, including, without limitation, the existing patentable technology developed by or licensed to Orthogenesis to be used in the development of the Systems, shall be and remain the exclusive property of Orthogenesis but subject to the exclusive license referred to in paragraph 5(a) above.
                                   3

    (d) All Patent Rights of SLI, including, without limitation, the existing patentable technology developed by or licensed to SLI to be used in the development of the Systems, shall be and remain the exclusive property of SLI but subject to the exclusive license referred to in paragraph 5(b) above.

     (e) SLI and Orthogenesis shall each be responsible for defending and indemnifying each other and the Joint Venture from and against claims by third parties for patent infringement pertaining to the patented or patentable technology assigned and licensed by SLI or Orthogenesis, as the case may be, to the Company. The cost of prosecuting claims of the Company against third parties to enforce the intellectual property rights of the Joint Venture shall be shared by SLI and Orthogenesis in proportion to their membership interest. Costs borne by a party in excess of its proportionate share shall be treated a secured loan payable in equal installments over a five year period and secured by the assets of the Joint Venture.

     (f) SLI shall bear the costs and expenses involving evaluation of the patentability of the Orthogenesis System and obtaining letters of patent thereon. In the event that SLI shall determine that letters patent, required to perform the obligations to manufacture the Systems, cannot be obtained, SLI shall provide written notice thereof to SLI and Orthogenesis shall unilaterally have the right but not the obligation to terminate this Agreement by providing Orthogenesis with written notice of such termination. Any funds so expended by SLI shall be in the form of a loan to the Joint Venture which will be repaid out of the proceeds from future financing or profits.

     6.  Financing.   If  SLI  and  Orthogenesis  mutually  determine  that  the operations of the Company require financing, SLI and Orthogenesis will each use its best efforts to secure such financing.

     7. Proprietary Information. The parties hereto agree to treat Proprietary Information in confidence and to undertake the following additional obligations with respect thereto:

     (a) To use Proprietary Information for the sole purpose of performing their obligations hereunder;

     (b) Not to disclose Proprietary Information except as mutually agreed to;

     (c) To limit dissemination of Proprietary Information to only those employees who have the need to know; and

     (d) To return Proprietary Information and all documents, notes, or physical evidence thereof to the originator thereof upon termination of this Agreement.

     8. Representation and Warranties. The parties hereto individually and separately represent and warrant to each other, as of the date hereof, as follows:
                                   4

     (a) Each is a corporation duly organized, validly existing and in good standing under the laws of the states of their respective formations, and each is duly qualified to do business, and is in good standing, in each other jurisdiction in which the nature of its business requires it to be so qualified;

     (b) The execution, delivery and performance of this Agreement by such party hereto and the transactions contemplated hereby have been duly authorized by all necessary corporate or other actions, and no other proceedings, corporate or otherwise, are necessary to authorize this Agreement, which, when executed, will constitute the valid and binding agreement of each party, enforceable in accordance with its terms.

     (c) Neither the execution and delivery of this Agreement nor the consummation of the transactions contemplated hereby will constitute a violation or breach of (i) the organizational documents of such party, (ii) any contractual restriction contained in any indenture, loan or credit agreement, lease, mortgage, security agreement, bond, note, or other agreement or instrument binding or affecting such party or any its assets or (iii) any law, rule, regulation, order, license requirement, writ, judgment, award, injunction or decree applicable to, binding on or affecting such party or its assets;

     (d) No approval, consent, notice, order, authorization, registration, qualification or other action by any governmental authority or such other person or party is required for the conduct of business by any party in connection with the due execution, delivery and performance by such party of this Agreement;

     (e) Such party has no prior commitments, arrangements, agreements or other understandings with, or any other obligations to, any other party which might interfere with, or preclude the due and proper fulfillment of, its obligations under this Agreement;

     (f) Neither execution of this Agreement by such party nor the fulfillment of the terms and conditions of this Agreement by such party will violate the rights of any third party or result in the creation of any right which may adversely affect the Patent Rights;

     (g) No work to be done by such party in performing its obligations hereunder will violate any confidential relationship or otherwise constitute a misappropriation or other unauthorized use of secrets or technical Know-How of any such party;

     (h) Such party owns or has the right to use all rights which are necessary to perform its obligations under this Agreement, and its performance of its obligations will not violate the proprietary rights of any other party;

     (i) Schedule II contains a complete and accurate list (including ownership or licensing status) of the Patent Rights of such party which are being licensed to the Company under this Agreement; and

     (j) The Patent Rights and license to the Company under this Agreement do not and will not infringe upon any copyrights or patents, or any other proprietary rights, of any other person, firm or corporation.

     9. Term of the Joint Venture. The term of the joint venture shall commence on the date hereof and expire on the second (2nd) anniversary of the date of this Agreement (the "Term"); subject to earlier termination in accordance with the terms and conditions contained in Section 5(f) and Section10 hereof. The Term shall be extended automatically for successive five year periods unless terminated by either party on thirty (30) days notice to the other party provided that the sole grounds for termination shall be pursuant to Section 10 hereof or if sales of the Company do not reach or exceed the level specified below:

     $1,000,000  average  annual  sales  for the  first  two  years  of the Term
                 (measured on the second anniversary of the date hereof);

     $2,000,000  average  annual sales for the next five years  (measured on the seventh anniversary of the date hereof);

     $2,000,000 average annual sales for each successive five year period and net income equal to 5% of sales (measured on the twelfth anniversary of the date hereof and every five years thereafter -- i.e., on the seventeenth anniversary, the twenty-second anniversary, etc.);

     10. Termination; Survival. Either party in its sole discretion, may terminate this Agreement upon written notice given to the other party as set forth herein in the event of any one of the following:

     (a) In the event of a breach of any material agreement, obligation, representation or warranty made hereunder by either party, the non-breaching party shall give notice in writing to the breaching party of the nature of such breach, including the details of such breach. If such breach is not remedied within sixty (60) days after receipt of such notice, or, if not capable of being cured in such sixty (60) day period, if the breaching party shall not have commenced the cure of such breach in good faith and be diligently pursuing the cure of such breach within such sixty (60) day period (which in all cases shall be cured within one hundred twenty (120) days) the non-breaching party shall be entitled to terminate this Agreement upon notice in writing to the breaching party.

     (b) The parties hereto may terminate this Agreement, such termination to be evidenced by a writing executed by each of them, if a court of competent jurisdiction shall have issued an order, decree or ruling permanently restraining, enjoining or otherwise prohibiting the transactions contemplated by this Agreement, and such order, decree, ruling or other action shall have become final and nonappealable.
                                    6

     (c) In the event that a case or proceeding under the bankruptcy laws of the United States of America now or hereafter in effect or under any insolvency, reorganization, receivership, readjustment of debt, dissolution or liquidation law or statute of any jurisdiction now or hereafter in effect (whether at law or in equity) is filed by or against either party and not dismissed within ninety
(90) days thereof, the other party may terminate this Agreement by providing written notice.

     11. Binding Effect; Assignment and Transfer. This Agreement shall be binding upon and inure to the benefit of the parties hereto and their respective successors and assigns. Notwithstanding the foregoing, no party may assign or transfer any of its rights and obligations hereunder or any interest herein without the prior written consent of the other party hereto except if such consent is sought by reason of a merger, sale of stock or sale of substantially all of its assets in which the successor shall have a net worth at least equal to the selling party immediately prior to the transfer, such consent shall not be unreasonably withheld

     12. Costs and Expenses. Each party agrees to pay its own respective costs and expenses in connection with the negotiation and execution of this Agreement.

     13. Indemnification.

     (a) Indemnification by SLI. SLI shall defend, indemnify and hold harmless each of the Company and Orthogenesis and their respective officers, directors, shareholders, partners, employees, licensees, agents, successors and assignees from and against any and all liabilities, losses and expenses whatsoever, including without limitation claims, damages, judgments, awards, settlements, investigations, costs and expenses (including without limitation reasonable attorneys' fees and disbursements) which any of them may incur or become obligated to pay arising out of or resulting from any breach by SLI, of any of its representations, warranties or obligations under this Agreement.

     (b) Indemnification by Orthogenesis. Orthogenesis shall defend, indemnify and hold harmless each of the Company and SLI and their respective officers, directors, shareholders, partners, employees, licensees, agents, successors and assignees from and against any and all liabilities, losses and expenses whatsoever, including without limitation claims, damages, judgments, awards, settlements, investigations, costs and expenses (including without limitation reasonable attorneys' fees and disbursements) which any of them may incur or become obligated to pay arising out of or resulting from any breach by Orthogenesis of any of its representations, warranties or obligations under this Agreement.

     (c) Indemnification Procedure. Any party seeking indemnification under this Section shall give the party from which indemnification is sought prompt notice.

     14. Amendments; Waivers and Consents. No modification, amendment or waiver of or with respect to any provision of this Agreement or any related documents, nor consent to any departure by any party from any of the terms or conditions hereof, shall be effective unless it shall be in writing and signed by all of the parties hereto. Any waiver or consent shall be effective only in the specific instance and for the purpose for which given. Such waiver or failure to insist upon strict compliance with such obligation, covenant, agreement or condition shall not operate as a waiver of, or estoppel with respect to, any subsequent or future failure. This Agreement embodies the entire agreement between the parties hereto with respect to the subject hereof and supersedes all prior agreements and understandings relating to the subject hereof.


     15. GOVERNING LAW; CONSENT AND WAIVER.

     (a) THIS AGREEMENT SHALL BE GOVERNED BY, AND CONSTRUED
IN ACCORDANCE WITH, THE SUBSTANTIVE LAW OF THE STATE OF NEW YORK
WITHOUT REGARD TO ITS CONFLICTS OF LAW PROVISIONS.

     (b) EACH OF THE PARTIES HERETO HEREBY SUBMITS TO THE
EXCLUSIVE JURISDICTION OF THE COURTS OF THE STATE OF NEW YORK AND
OF THE UNITED STATES LOCATED IN THE COUNTY OF BROOME AND STATE OF
NEW YORK.

     (c) EACH OF THE PARTIES TO THIS AGREEMENT HEREBY WAIVES ANY RIGHT TO HAVE A JURY PARTICIPATE IN RESOLVING ANY DISPUTE, ARISING OUT OF, IN CONNECTION WITH, RELATED TO, OR IN ANY WAY CONNECTED WITH THIS AGREEMENT. INSTEAD ANY DISPUTE RESOLVED IN COURT WILL BE RESOLVED IN A BENCH TRIAL WITHOUT JURY.

     16. Descriptive Heading. The headings of the various paragraphs of this Agreement are inserted for convenience of reference only and shall not be deemed to affect the meaning or construction of any of the provisions herein.

     17. Notices. All notices, requests and other communications to any party hereunder shall be in writing (including telecopy, telex or similar writing) and shall be deemed given or made as of the date delivered, if delivered personally or by telecopy (provided that delivery by telecopy shall be followed by delivery of an additional copy personally, by mail or overnight courier), one day after being delivered by overnight courier or three days after being mailed by registered or certified mail (postage prepaid, return receipt requested), to the parties at the following addresses:

     If to SLI, to:

            Semiconductor Laser International Corporation
            15 Link Drive
            Binghamton, New York 13904
            Attention: Geoffrey T. Burnham
            Fax No.: (607) 722-3900

     with a copy to:

            Swidler Berlin Shereff Friedman LLP
            919 Third Avenue
            New York, New York 10022
            Attention: Richard A. Goldberg, Esq.
            Fax No.: (212) 758-9526

     If to Orthogenesis, to:

            Orthogenesis Systems, Inc.
            81 Suburban Court
            West Seneca, New York 14224
            Attention: Robert H. Zawada

     with a copy to:

            Michael J. Poretta, Esq.
            P.O. Box 240
            20 Buffalo Street
            Hamburg, New York 14075
            Fax No.: (716) 649-0190

     18. No Third Party Beneficiaries. This Agreement shall not confer any rights or remedies upon any person other than the parties hereto and their respective successors and permitted assigns.

     19.   Counterparts.   This  Agreement  may  be  executed  in  one  or  more
counterparts, each of which shall be deemed to be an original, but all of which, when taken together, shall constitute one and the same agreement.

     20. Severability. In the event that any one or more of the provisions contained in this Agreement shall for any reason be held to be invalid, illegal or unenforceable in any respect, in whole or in part, the validity of the remaining provisions shall not be affected and the remaining portion of any provision held to be invalid, illegal or unenforceable shall in no way be affected, prejudiced or disturbed thereby.

     IN WITNESS WHEREOF the parties have caused this agreement to be executed by their respective officers, as of the date first above written.

                                                     SEMICONDUCTOR LASER
                                                     INTERNATIONAL CORPORATION


                                                 /s/ Geoffrey T. Burnham
                                             By: ______________________________
                                                   Name: Geoffrey T. Burnham
                                                   Title: President


                                                    ORTHOGENESIS SYSTEMS, INC.


                                                /s/ Robert H. Zawada
                                             By:______________________________
                                                   Name: Robert H. Zawada
                                                   Title: President

                                Schedule I


     The Orthogenesis System is low level laser therapy unit, used as a non-invasive medical treatment laser for the purpose of biostimulation.

     The use of the laser system is for the treatment of certain medical conditions. Its' primary uses are for treatment of arthritic conditions, accelerated wound healing and chronic pain. Secondary applications are for the treatment of acute injuries, for example sprains and other soft tissue injuries that may occur during athletic events. the laser also has application to veterinary practice.

     The laser is comprised of a series of diode laser units attached to an electronic control system that regulates the output of the laser diodes. This microprocessor based control system is settable, by the practitioner, so that the user can program the operating parameters for treatment of a particular condition.

                               Schedule II

     List of Patent Rights:

[TYPE]    EX-10.2

           November 22, 1999


           Mr. Len Lundberg
           Chief Financial Officer
           Semiconductor Laser International, Corp.
           15 Link Drive
           Binghamton, NY 13904

           Dear Len:

           FINOVA Capital Corporation (FINOVA) hereby agrees to financial accommodations for Semiconductor Laser International for the months of months of October, November and December on account nos. S610001, S610002, S610003 and S610004. These accommodations will take the form of a Forbearance Agreement with interest only collected
           for October, November and December.   Principal payments will be
           deferred to the end of the lease terms.

           Sincerely,


           By: /s/ Gail Klepfisz
           ---------------------
           Gail Klepfisz
           Director - Credit