Form 10KSB
period 1999-12-31
SEMICONDUCTOR LASER INTERNATIONAL CORP
filed 2000-03-30
CIK 921445

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC  20549

                                   FORM 10-KSB

                                   (Mark One)

                   [x]ANNUAL REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended December 31, 1999

                                      OR

               [  ]TRANSITION REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
           For the transition period from ____________ to __________

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

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ x ]

The issuer's revenues for its most recent fiscal year (year ended
December 31, 1999) were $1,524,514.

The aggregate market value on February 18, 2000, of the voting stock held by non-affiliates computed by reference to the last sales price on that date was approximately $ 12,708,365. As of February 18, 2000, 15,641,064 shares of Common Stock, par value $.01 per share (the "Common Stock"), were outstanding.


                      Transitional Small Business Disclosure Format
                            (check one): YES   [ ]       NO  [X]




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

 Item 1. Description of Business

General

      Semiconductor Laser International Corporation is a manufacturer of high power semiconductor diode lasers ("HPDLs"). SLI currently manufactures HPDLs for a variety of applications across numerous industries, including telecommunications, printing, laser marking, medical, optical displays, precision machining, illuminating and military. SLI is a component supplier of HPDLs. Most of SLI's customers are Original Equipment Manufacturers ("OEMs").

      The Company manufactures its products at a high technology facility in Broome County, New York built to the Company's specifications. The Company currently utilizes 15,000 square feet at such location, including a 4,500 square feet class 1,000 clean room.

     The Company has raised an aggregate of $5,730,000 from a series of private placements since January 1, 2000. The Company is currently in discussions regarding raising additional financing of up to $4 million. The Company intends to seek to grow its business through expansion into telecommunications products. The Company has the capability without substantial capital expenditures or an expansion of staff to manufacture products with telecommunications applications. If the Company is successful in raising additional capital it is anticipated that it will expend between $500,000 to $4,000,000 on capital expenditures to expand significantly the products with telecommunications applications that the Company could manufacture. Therefore, with additional capital the Company believes that the potential for revenues in telecommunications is significantly increased. There can be no assurances that additional financing or the ability to increase sales in telecommunications can be obtained by the Company.
The Company is currently seeking to issue additional equity capital thru private placements. The need to raise equity capital at current stock prices is likely to result in substantial dilution to shareholders and could result in a change of control.

      The Company was incorporated in New York in September of 1993 and reincorporated in Delaware in September 1997.

Recent Developments

The Company entered into a Securities Purchase Agreement (the "Securities Purchase Agreement"), dated as of February 5, 1999, with bmp Mobility AG Venture Capital ("bmp"), as amended by Amendment No. 1 to Securities Purchase Agreement (the "Amendment"), dated as of April 28, 1999 (the Securities Purchase Agreement, as amended by the Amendment is hereinafter referred to as the "Amended Purchase Agreement"). Pursuant to the terms of the Amended Purchase Agreement, bmp purchased, 2,000,000 shares of the Company's Common Stock and 1,000,000 shares of the Company's Series B Convertible Preferred Stock (the "Series B Stock"), $.01 par value per share, each convertible into 5 shares of the Company's Common Stock or an aggregate of 5,000,000 shares of the Company's Common Stock. bmp had previously purchased 367,650 shares of the Company's Common Stock in unrelated open market transactions. In connection with the Amendment, on June 26, 1999 the Company issued to bmp a five year warrant to purchase an aggregate of 500,000 shares Common Stock, at an exercise price of $0.50 per share(the "bmp Warrrant"). Based on public filings, the Company is aware that bmp has transferred ownership of its shares of Common Stock, Series B Stock and the bmp Warrant to ANB Alster Neue Beiteiligungs GmbH KG ("ANB"). The shares of Common Stock issued to bmp contain certain demand and piggyback registration rights and the Series B Stock contains certain anti-dilution rights.

In connection with the Amendment, the Company entered into a consulting agreement (the "Consulting Agreement"), dated as of April 28, 1999, between the Company and bmp Management Consultants GmbH ("bmp Consultants"), a German limited liability corporation wholly owned by bmp AG Venture Capital & Network Management, the parent company of bmp, providing for the retention of bmp Consultants as strategic and financial consultants to the Company, for an aggregate consulting fee of $200,000. Pursuant to a verbal agreement with bmp Consultants SLI will be billed on a work performed basis for the $200,000 aggregate consulting fee. As of March 21, 2000, bmp Consultants had been paid $80,887. In addition, bmp is eligible to receive a finder's fee in the amount of 5% of the net proceeds of any transaction involving the raising of debt or equity capital in a private placement from a source introduced to the Company by bmp consummated by the Company until June 26, 2001.

In conjunction with the Securities Purchase Agreement, on February 16, 1999, the Company issued to BSB Bank & Trust Company("BSB"), a five year warrant to purchase an aggregate of 500,000 shares of the Company's common stock at an exercise price of $0.575 per share (the "BSB Warrant"). The shares issuable upon exercise of the BSB Warrant contain certain registration rights. The value of the BSB warrant has been reflected as deferred financing costs in the Company's financial statements and will be amortized over the period commencing from date of issue to May 31, 2000.

On March 14, 2000, the Company entered into a Waiver and Lock-up Agreement with BSB, pursuant to which BSB waived any rights to adjustment that it may have under the BSB Warrant. In addition, BSB agreed not to transfer the shares of Common Stock issuable to BSB upon conversion of the BSB Warrant until March 20, 2001 without the prior written consent of the Company. The Company is in the process of negotiating a Consent, Waiver and Lock-Up Agreement with ANB, pursuant to which ANB would waive any rights to adjustment that it may have under the Securities Purchase Agreement and the bmp Warrant and agree to lock-up a percentage of its shares of Common Stock that it beneficially owns for a period of one year. In addition, the Company would agree to include a certain percentage of the shares of Common Stock beneficially owned by ANB on the registration statement described below.

The Company has completed a private placement of Common Stock with certain accredited investors introduced to the Company by a funding source referred to the Company by bmp. As of September 30, 1999, 2,979,256 shares of Common Stock were issued at an aggregate purchase price of $1,117,221. The
Company received $1,061,422 net of finder's fees. The shares of Common Stock issued in this private placement contain certain piggyback registration rights.

     The Company has issued an aggregate of 12,833,333 shares of Common Stock and 9,743,333 warrants in a series of private placements consummated between December 31, 1999 and the end of March 2000. The Company is expected to file a registration statement with the Securities and Exchange Commission by early May 2000, registering approximatley 9,400,000 shares of Common Stock issued in such private placements. The Company raised an aggregate of $5,730,000 from such private placements at purchase prices ranging between $0.30 and $0.50 per share and warrant exercise prices ranging between $0.75 and $1.0625 per share. The warrants range between 4 to 5 year warrants. The Company is in discussions with certain other investors concerning up to an additional $4,300,000 of private placement financing. There can be no assurance that such additional financing can be consummated.

Orthogenesis Agreement

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

Nasdaq Delisting

The Company received notice from The Nasdaq Stock Market that its securities were delisted from The Nasdaq SmallCap Market, effective as of the close of business on May 26, 1999. The Nasdaq Stock Market based its determination on the Company's failure to meet the minimum bid price requirement for its common stock and the minimum net tangible assets requirement set forth under the Nasdaq Marketplace Rules. The Company's securities are currently quoted on the NASDAQ OTC Bulletin Board(Symbol SLIC).

Industry Background

      Lasers produce a beam of radiation in the electromagnetic spectrum which can be varied in intensity and wavelength depending upon the desired application. This variable intensity enables high-powered lasers to be used as power sources in a broad range of applications, including the materials processing, fiber optic telecommunications, printing, medical, dental, automotive, machining, optical data storage, laser marking and illuminating markets. HPDLs are increasingly replacing traditional technologies, including other types of high power lasers, in these and other applications, as HPDLs are generally less complex, smaller, more reliable, more durable and/or more powerful than their predecessor technologies.

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

Strategy

      The Company's manufacturing strategy is to take advantage of the advances in HPDL manufacturing technology made possible through its proprietary Molecular Beam Epitaxy ("MBE") process and through its acquisition of rights relating to aluminum free HPDLs. The Company currently controls all stages of HPDL manufacturing, including all aspects of wafer growth, processing and packaging of its HPDL products, at its own manufacturing facility where it utilizes the full benefit of its research and development efforts to date.

      The Company believes that it has established, within the HPDL marketplace, the credibility of its products, i.e. their comparable quality to those of current HPDL manufacturers. The Company's marketing strategy is focused on finding potential customers to consider the applicability of its products to existing and new uses. The Company believes that once the quality of its product line and the lower prices charged for its products is fully recognized, it will be able to achieve market penetration. The Company participates in trade shows and publicizes its improvements in product literature.

       The Company has an exclusive ten year license on the Desorption Mass Spectrometric ("DMS" ) technology as it applies to laser technology, pursuant to its License Agreement with the Air Force. The Air Force has received a patent with respect to the DMS technology. The License Agreement is not assignable, other than to the Company's subsidiaries, without the prior written approval of the Air Force. Under the License Agreement, the Company is obligated to pay royalties of .5% on all gross sales (other than sales to or for the U.S. Government) of each laser or laser related product that was produced utilizing any method defined in the Air Force's patent. In addition to the royalty payments, the Company was obligated to pay a minimum royalty of $20,000 beginning with the fifth year of the License Agreement (March 30, 1999).
The Company was required under the License Agreement to satisfy the Air Force that it had taken effective steps to exploit the licensed technology commercially. The Company has made improvements to the technology and according to the License Agreement, these improvements are the sole property of the Company. After 2004, unless extended, the License Agreement will become nonexclusive. The Air Force has a royalty free right to employ the DMS technology in non-commercial production of HPDLs for its own use. Initially, the Company used the Air Force patent to develop products. More recently, Company scientists have developed an optical system to replace DMS, which is an electrical system. The Company's system works similarly to DMS to control the temperature of the substrate but the Company believes that its system is simpler to use and easier to control. As a result, the Company does not rely on DMS for any current products. The Company is current on administrative payments to the Air Force to keep this license in good standing, but there are no royalty payments due because the Company is not using the technology for products sold. The Company believes that the License Agreement could become valuable to the Company in the future, but that it is not critical at this time.

       In September 1996, the Company entered into a license agreement (the "Northwestern License") with Northwestern University granting the
Company exclusive worldwide rights relating to aluminum free HPDLs under patent rights of Northwestern University. Under the Northwestern License, an initial licensing fee was paid along with a number of shares of Common Stock. An additional issuance of Common Stock occurred in November 1997. The
Northwestern License also provides for royalties on net sales as well as a share of any payments received by the Company with respect to sub-license fees. Certain obligations must be met by the Company in order to maintain the Northwestern License, all of which the Company believes that it has fully satisfied.

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

     In March 1999, the Company converted its MBE machine so that it may begin to produce aluminum free HPDLs in order to maximize its flexibility, with more than one form of technology. The Company has produced limited quantities of aluminum free HPDLs. The Company believes that the potential advantage over existing HPDLs is the ability of aluminum free HPDLs to generate greater power while evidencing longer life and greater reliability.

     The Company has submitted a plan for the further development and commercialization of certain licensed products, including the transfer of technology and "know-how" from Northwestern University. The Company has paid royalties due to Northwestern University under the License and provided further information concerning the Company's satisfaction of the Northwestern License milestones. As of March, 2000, the Company has met all of the requirements of the Northwestern license. The Company continues to develop this technology and expects to introduce new aluminum free products as time goes on.

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

      There are many industries which are currently engaged in product and design programs for which specialized HPDLs will be essential. The development of one or more of these areas could greatly increase the demand for the Company's products. The Company may be required to expand its operations in order to meet such potential demand and that there can, however, be no assurance that such increased demand for the Company's products will occur or that the Company will be able to sufficiently expand its operations to meet such increased demand. To date, the Company is dependent on a few major customers. See Item 6. "Management's Discussion and Analysis of Financial Condition and Results of Operations-Overview."

     The Company is currently engaged in a lawsuit with one of its customers, Rocky Mountain Instruments ("RMI"). RMI disputes the amounts owed to the Company regarding certain orders, has made claims regarding defects in certain of the units delivered and is currently late in making payments on such orders. The Company believes that RMI owes approximately $468,571 (including a late charge) to the Company. On November 2, 1999 SLI filed a Complaint and Jury Demand against RMI claiming, among other things, that RMI had breached its contract and failed to fulfill its promises relating to RMI's purchase of laser diodes from SLI. A trial date has not yet been established.

Manufacturing Facility

      The Company is currently operating a single-wafer V-80H DMS controlled MBE machine at its manufacturing facility. The Company's manufacturing facility (15,000 square feet) includes all related facilities and equipment necessary for production, such as a 4,500 sq. ft. class 1,000 clean room and tooling and testing equipment for its production processing line.

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

Packaging

      The Company currently offers numerous packages, fitting the chips and bars for unique applications, higher power output and fiber optic coupling. Although bars and chips are sold unpackaged, the Company offers an array of packaging options for various customer applications including the award winning 7 watt HHL, LD, LS, TO-3, 9mm, 5.6mm and several fiber coupled styles.

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

Lasers are continually being refined and advanced. One of the most significant HPDL developments has been with respect to the power output of lasers. The maximum power outputs are now about 60 Watts and 120 Watts for CW and QCW bars, respectively. Although prices vary according to the power output, wavelength and packaging, the average cost per watt has been reduced to less than half that of just a few years ago.

The growth in the use of diode lasers in fiber optic telecommunications is the optoelectronics success story of the 1990s. In 1998 the market for diode lasers in telecommunications was $ 1.38 billion, or 64% of the total diode laser market. Revenue growth was 20% while unit growth was a robust 34%. The difference is accounted for by ongoing average selling price erosion of 15% - 20% per year, which shows some signs of slowing to about 10% in 1999 due to production capacity limitations. This price erosion, however, is partly offset by increasing share higher data rate transmission lasers and higher power pump lasers, which command higher prices.

The Company has a purchase order with a customer in China for approximately $4 million for a single chip high power diode. The realization of the full amount of the order is subject to the Company's ability to satisfy quality and quantity requirements and the order can be increased if the Company satisfies such requirements. There can be no assurance that the Company can satisfy such requirements or realize such revenues.

Telecommunications Applications

     The Company has raised an aggregate of $5,730,000 from a series of private placements since January 1, 2000. The Company is currently in discussions regarding raising additional financing of up to $4 million.

     The Company intends to seek to grow its business through expansion into telecommunications products. The Company has the capability without substantial capital expenditures or an expansion of staff to manufacture products with telecommunications applications. If the Company is successful in raising additional capital it is anticipated that it will expend between $500,000 to $4,000,000 on capital expenditures to expand significantly the products with telecommunications applications that the Company could manufacture. Therefore, with additional capital the Company believes that the potential for revenues in telecommunications is significantly increased. There can be no assurances that additional financing or the ability to increase sales in telecommunications can be obtained by the Company. The Company is currently seeking to issue additional equity capital thru private placements. The need to raise equity capital through current stock prices is likely to result in substantial dilution to shareholders and could result in a change of control.

The Company intends to dedicate a significant portion of the proceeds of its recent private placements to the development of telecommunications products and to enhancing its current products for telecommunications applications. If the Company is successful in raising the additional financing discussed above, it expects to spend approximately $3,235,000 on new equipment. A substantial portion of such equipment would be financed. There can be no assurance that the additional private placement financing can be completed or that equipment financing can be obtained.

The   Company   is   currently   in   discussions    with   several   other
telecommunication companies concerning orders for new products. Although the Company is hopeful that it will receive orders from one or more of these customers, there can be no assurance that the Company will receive any orders from these companies or if the Company does receive orders from one or more customers that it will be able to consistently meet stringent telecommunication specifications. The Company expects to emphasize the development of high power single mode 980nm pump lasers for use in double clad fiber laser designs. The Company is also exploring other areas of telecommunications that its products can be used for.

The  telecommunication  laser  market  consists of two major  applications,
signal  transmission   (lasers  in  the  1300  to  1550  nm  range)  and  signal
amplification (lasers operating at 980 and 1480 nm). The latter used for pumping erbium doped fiber amplifiers (EDFAs). According to industry data, pump lasers accounted for approximately 18% of the telecom laser market in 1998.

Driven by the growth in Internet traffic, there is an ongoing expansion of capacity in fiberoptic networks, including upgrades of existing systems and construction of new systems. The principal technique for achieving this expanded capacity is dense wavelength division multiplexing("DWDM"). The rapid growth in deployment of DWDM systems has caused an ever increasing demand for wavelength selected laser diodes in the 1530 to 1600 nm wavelength band. DWDM systems work by packing as many individual wavelengths (signal carriers) as possible into a very narrow band of wavelengths and transmitting them down a single optical fiber. Consequently each signal carrier must occupy as little frequency space as possible. This is achieved by employing what are known as distributed feedback laser diodes (DFBs). Systems incorporating DFBs on the market today can pack as many as 80 signal carriers into a band between 1530 and 1565 nm.

The increase in the number of wavelengths being transmitted per fiber has resulted in requirements for ever increasing pump power in the optical amplifiers used to regenerate the signals as they propagate over very long distances. New EDFA designs are requiring as many as eight pumps sources per amplifier and the trend is to increase this number as the number of signal carriers increase as well. Some new amplifier designs are using both 980 and 1480 nm in the same system thus benefiting from the technical virtues of both. Yet another technique for producing higher power at 980 nm that is gaining significant acceptance in the industry is the double clad fiber amplifier. The Company expects to emphasize the development of high power single mode 980nm pump lasers for use in double clad fiber laser designs.This design utilizes a relatively low brightness laser diode pump source at 980 nm to inject energy into a multi mode waveguide surrounding a doped core. The core of this fiber is single mode so the transmission signal propagates normally through it but gets amplified on its way in much the same fashion as a conventional EDFA. The advantages to a double clad fiber amplifier system are, more easily produced pump sources, less stringent laser to fiber alignment tolerances both of which contribute significantly to reduced cost and potentially higher pump power.

Overall telecommunications laser revenue worldwide is expected to grow to $ 1.8 billion in 1999, an increase of more than 30% with no signs of slowing for the foreseeable future. The highest growth rate is expected to be in pump lasers according to industry data with revenues projected to increase by a whopping 70%. Pump lasers are expected to account for nearly a quarter of the telecom laser market in 1999.

The market potential is one of the strengths of the laser industry. A drawback is that it is highly competitive and may attract may attract more competition to an industry that has historically had very low profit margins. In addition, there is an industry requirement for research and development which in turn requires capital resources.

The overall laser market is quite competitive. The marketing approach of the Company is to promote its line of high power semiconductor lasers to new and existing market segments as well as creating new applications that were once impenetrable due to the high cost of laser diodes. The Company believes that the credibility of its products is being established as its customers' expectations are being met. To date, a substantial number of orders have been for prototype or test units, resulting in relatively low sales volumes and higher unit costs. However, the Company is now starting to see an increase in production unit orders based upon the acceptance of its products by customers. Other marketing activities of the Company include participating in appropriate trade shows, publicizing advancements in scientific and trade journals, developing international trade companies for representation and other creative marketing techniques.

The Company's marketing program is designed to address some of the activities described above with a strong focus on identifying potential customers in the telecommunications area and increasing the visibility of the Company within this market segment. The goal of the marketing program is to create demand, and obtain orders, for the Company's proposed products, which will then be produced by the Company.

Research and Development

Subject to the availability of capital, the Company has been engaged in research and development activities since its inception. Due to the nature of its business, research and development will continue. The Company incurred research and development expenses of approximately $651,000, $7,000 and $77,000 for the years ended December 31, 1997, 1998 and 1999, respectively. The decline in R & D expense since 1997 is attributable to the Company's emphasis on manufacturing and the absence of financing.

Precision Laser Machining Consortium

Precision Laser Machining Consortium (the "Consortium") consists of 20 major U.S. laser companies, brought together by the Defense Advanced
Research Project Agency's ("DARPA") dual-use technology program. Major objectives of the Consortium are to develop a new generation of laser machine tools, advanced laser systems, and laser-assisted manufacturing processes, provide high performance, affordable systems for the U.S.
military, and produce commercial products for a fiercely competitive global marketplace. The Company became an associate member of the Consortium in April, 1996. The major function of the Company in the Consortium is to develop and manufacture high power, low-cost and reliable semiconductor laser diodes for pumping solid state lasers. This program ends in April 2000.

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

Internal Research and Development Programs

Subject to the availability of capital, the Company is conducting several internal research and development programs associated with high power semiconductor laser technology, infrared and visible in different departments of the Company. However, the number of these programs has been decreased.
The Company at the present time is focusing its efforts in R & D in the areas of telecommunications, printing and theraputic medical and expects to spend approximately $600,000 in the year 2000 for this effort.

Insurance

The products that the Company markets are intended for use by commercial end users and OEMs in their end products. Some of the Company's products may become critical components in telecommunications or medical and surgical devices or in printing, or precision machining, illumination or the military. The use of these products is regulated by the Center for Disease and Radiological Health because the misuse or mishandling of a product could result in injury from exposure to the laser light emissions.
A malfunction of the Company's products in any application could result in tort lawsuits based on injuries resulting from such malfunctions, or in contract damages lawsuits resulting from the high costs of repairing or replacing the Company's HPDLs in applications such as satellites or fiber cables or due to lost profits for data transmission down time. The Company plans to reduce the risk of such losses through warranty disclaimers and liability limitation clauses in its sales agreements and by maintaining product liability insurance. Currently the Company maintains product liability insurance in the amount of $1,000,000 per occurrence with a $2,000,000 aggregate limit, which it believes is adequate coverage for its operations and products. There can be no assurance, however, that this insurance will be sufficient to cover potential claims or that adequate levels of coverage will be available in the future at reasonable cost. A partially uninsured or completely uninsured claim against the Company could have a material adverse effect on the Company.

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

The Company has an active portfolio of license patents from the Air Force and Northwestern University. The Company has licensed
U.S. Patent No. 5,543,170 entitled "Desorption Mass Spectrometric Control of Alloy Composition During Molecular Beam Epitaxy" from the U.S. Air
Force. The Company has licensed three patents from Northwestern University, U.S. Patent No. 5,384,151 entitled "InGaAsP/GaAs Diode Laser", U.S.
Patent No. 5,389.396 entitled "InGaAsP/GaAs Diode Laser" and U.S. Patent
No. 5,663,976 entitled "Diode Laser" and a divisional patent application. The Company has also licensed a pending patent application from Northwestern University. The Company has a consulting relationship with Professor Manijeh Razeghi of Northwestern University, who is the inventor of the licensed patents from Northwestern University.

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

Most of the Company's competitors have substantially greater financial, personnel, technological, marketing, administrative and other resources than the Company. Among the largest of the Company's competitors are SDL, Inc., Siemens AG, Opto Power Corporation and Coherent, Inc.

The Company believes that most current competitors of the Company utilize MOCVD production methods, with the lone exception of Coherent, Inc. (which entered this market through strategic acquisitions), and can be expected to vigorously assert the claim that this technology is superior to that of the Company's MBE technology and Northwestern's aluminum free technology. By entering the HPDL market, which is dominated by several large companies, and by using MBE technology, the Company faces intense competitive pressure and may be unsuccessful even if its products and manufacturing process are superior to those of its competitors. The
Company expects that both direct and indirect competition will increase in the future. Additional competition could adversely affect the Company's results of operations through price reductions and loss of customers.

Potential  new  technologies  may  emerge  to  compete  with the  Company's products. Both the Company and its competitors are working to develop new products and improvements and modifications to existing products, which will render present products obsolete. There can be no assurances that the Company will continue its development efforts, or that such efforts, if continued, will be successful. In addition, there can be no assurance that markets will develop for any such products, or that any such products would be competitive with other technologies or products that may be developed by others. There can be no assurance that the Company's current or potential competitors or customers will not develop or acquire products comparable or superior to those developed by the Company, combine or merge to form significant competitors, or adapt more quickly than the Company to new technologies, evolving industry trends and changing customer requirements. Increased competition has resulted and could, in the future, result in price reductions, reduced margins or loss of market share, any of which could materially and adversely affect the Company's business and results of operations. There can be no assurance that the Company will be able to compete successfully against current and future competitors or that competitive pressures faced by the Company would not have a material adverse effect on its business and results of operations. The Company expects that both direct and indirect competition will increase in the future. Additional competition could adversely affect the Company's results of operations through price reductions and loss of market share.

Employees

The Company currently has 33 full-time employees, none of whom are represented by a union. There are 21 employees in production and production support, 2 in finance and 10 in corporate management, sales and administration. The Company has never experienced a work stoppage. At December 31, 1999, the Company had 39 full-time employees.

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

Item 2. Description of Properties

The Company's principal executive offices and sole manufacturing facility are located in approximately 15,000 square feet of space in Broome County, New York. The Company is currently operating a single-wafer V-80H DMS controlled MBE machine at its manufacturing facility. The Company's manufacturing facility (15,000 square feet) includes all related facilities and equipment necessary for production, such as a 4,500 sq. ft. class 1,000 clean room and tooling and testing equipment for its production processing line.

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

Item 3. Legal Proceedings

The Company is currently engaged in litigation with a former employee, Dr. Keith Evans, against whom the Company brought an action for breach of confidentiality obligations and defamation of character. Dr. Evans has responded with a counter claim alleging defamation of character and is seeking $500,000 in damages. The litigation is presently in the discovery stage. The Company believes the counter claim is without merit and is vigorously defending such action and further, believes that the ultimate outcome of such action will not have a material impact on the financial condition, results of operations or cash flows of the Company.

     Investigations. Since April 1998, the Company had been responding to informal requests for information from the Securities and Exchange Commission. In August 1998, the Company learned that in June 1998, the Commission had issued a formal order of investigation to determine whether violations of certain aspects of the federal securities laws had occurred in connection with the Company. Pursuant to this formal order of investigation, the Company and certain of its current and former officers and directors have produced documents pursuant to subpoenas from the Northeast Regional Office of the Commission. The Company does not know whether or not this investigation remains active and is not able to speculate as to the specific subject matter of the investigation. There are no current requests for information. There can be no assurance as to the timeliness of the completion of the investigation or as to the final result thereof, and no assurance can be given that the final result of the investigation will not have a material adverse effect on the Company.
The Company has cooperated with the investigation and responded to all requests for information in connection with the investigation. No such requests for information have been forthcoming since late 1998.

In August 1998, the Company learned that the United States Attorney's Office for the Southern District of New York is investigating whether violations of securities laws have occurred in connection with the Company's public disclosures but has been informed that the Company is not presently a target of the investigation. The Company has cooperated fully with the investigation and has responded to a grand jury subpoena issued in connection with the investigation. The Company does not know whether or not this investigation remains active and is unable to speculate as to the outcome or possible effect of the investigation on the Company or its management. There can be no assurance as to the timeliness of the completion of the investigation or as to the final result thereof, and no assurance can be given that the final result of the investigation will not have a material adverse effect on the Company or its current management. Management believes that there are meritorious defenses to the issues raised by this investigation and intends to defend this matter vigorously.

     In November, 1999, an action was filed against the Company and several of its present and former officers and directors in the United States Federal Court for the District of Massachusetts entitled Geran v. Semiconductor Laser International Corporation, Whale Securities Co., LP, Geoffrey T. Burnham, Allen
W. Johnson, Jr., Theodore W. Konopelski, Susan M. Burnham, George Barrett, David
L. Koffman, Brian Thompson, and Nicholas L. Prioletti, Jr., No. CA99-30-251-MAP. The Complaint alleges violations by the defendants of Section 12(2) of the Securities Act of 1933 arising out of alleged misrepresentations by defendants as to the Company that allegedly induced plaintiff to purchase warrants to purchase the Company's stock. The Complaint seeks damages of $27,782.00. The Company believes it has meritorious defenses to this action and intends to defend the action vigorously and further, believes that the ultimate outcome of such action will not have a material impact on the financial condition or results of operations of the Company. As of December 31, 1999 the Company had not been served with the summons and complaint in this matter, although the company understands that several defendants who are current and former officers and directors of the Company may have received service.

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

The Company is currently engaged in litigation with IOS Capital Corporation, a vendor who is seeking to recover $55,821 on the basis of an alleged default by the Company in making its lease agreement installments for color copying equipment. The Company believes that the vendor was incapable of providing a working product acceptable to the Company and the equipment was returned to the vendor as a result. The Company believes that the ultimate outcome of the action will not have a material impact on the financial condition or results of operations of the Company.

The Company is currently engaged in a lawsuit with one of its customers, Rocky Mountain Instruments ("RMI"). RMI disputes the amounts owed to the Company regarding certain orders, has made claims regarding defects in certain of the units delivered and is currently late in making payments on such orders. The Company believes that RMI owes approximately $468,571 (including a late charge) to the Company. On November 2, 1999 SLI filed a Complaint and Jury Demand against RMI claiming, among other things, that RMI had breached its contract and failed to fulfill its promises relating to RMI's purchase of laser diodes from SLI. A trial date has not yet been established.

Item 4. Submission of Matters to a Vote of Security Holders

The Company held a special meeting of its stockholders (the "Special Meeting") on December 14, 1999, for the purpose of approving an amendment to the Company's Certificate of Incorporation to increase the number of authorized shares of its Common Stock from 20,000,000 to 75,000,000 (the "Amendment"). As of the record date of November 12, 1999, there were 15,153,955 shares of the Company's Common Stock eligible to vote. Of these shares, 8,518,977 (56.22%) were represented either in person or by proxy at the Special Meeting. At the Special Meeting, the Company's stockholders voted to approve the Amendment. The number of shares of Common Stock voted in favor of the Amendment was 8,083,606; the number of shares of Common Stock voted against the Amendment was 407,538; and the number of shares of Common Stock that abstained was 26,833. The Amendment was filed with the Delaware secretary of State on March 6, 2000.

                                PART II

Item 5. Market for Common Equity and Related Stockholder Matters

Market Information

The Company's Common Stock is traded on the NASDAQ OTC Bulletin Board ("NASDAQ")under the symbol "SLIC". The following table sets forth, for the periods indicated and as reported by NASDAQ, the high and low sales prices for shares of the Common Stock.


        Quarter Ended                        High        Low
    ---------------------                  ---------   ---------

    March 31, 1998                          1 17/32     1 7/16
    June 30, 1998                            1 1/2      1 1/4
    September 30, 1998                        31/32      15/16
    December 31, 1998                          7/16       3/8

    March 31, 1999                            13/32      11/32
    June 30, 1999                             15/32      13/32
    September 30, 1999                        13/32      11/32
    December 31, 1999                         11/32      19/64


Holders of Common Stock

Based upon information supplied to the Company by its transfer agent, the number of stockholders of record of the Common Stock on March 27, 2000 was approximately 254. The Company believes that there are in excess of 2,430 beneficial owners of the Common Stock whose shares are held in "Street Name".

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

The Company has sold the following unregistered securities during the past three years and to date (all share numbers set forth below have been updated to reflect stock splits):

                                            Total
   Date                                      Cash
    of                      Total       Consideration    Other
   Sale  Securities Sold Offering Price     Paid      Consideration Purchasers
   ----  --------------- -------------- ------------- ------------- ----------


Jan 1997 58,384 warrants     $  167,710                 $167,710 in Lessor of
         to purchase                                    lease re-   equipment
         Common Stock                                   lated fees  to the
         at $5.00 per                                               Company
         Share
Jan 1997 1,231 shares of     $   10,000                 $10,000 for Licensor of
         Common Stock                                   rights to a the Company
                                                        technology
Oct 1997 2,000,000 shares    $2,975,000     $2,975,000              Accredited
         of Series A 8%                                             Investors
         Convertible
         Preferred Stock
  Oct    770,000 warrants    $1,201,347                 $1,201,347  Consultants
1997(2)  to purchase                                    in services to the
         Common Stock at                                performed   Company
         prices ranging                                 for the
         from $3.4688 to                                Company
         $5.3438 per share
Nov 1997 1,500 shares of     $    2,856                 $2,856 for  Licensor of
         Common Stock                                   rights to a the Company
                                                        technology
Nov 1997 50,000 shares of    $  188,770                 $188,770 in Consultant
         Common Stock                                   services    to the
                                                        performed   Company
                                                        for the
                                                        Company
  Dec    55,000 shares of    $   96,250                 $96,250 in  Consultant
1997(1)  Common Stock                                   services    to the
                                                        performed   Company
                                                        for the
                                                        Company
  Jun    1,650,000 shares    $1,237,500   $1,237,500                Accredited
1998(3)  of Common Stock                                            Investors

Dec 1998 111,280 shares of   $   41,073                 $41,073 in  Legal
         Common Stock at                                Services    Counsel to
         $0.375 per share                               Performed   the Company
                                                        for the
                                                        Company

Feb 1999 2,000,000 shares    $  750,000   $ 750,000                 Accredited
         of Common Stock                                            Investor

Feb 1999 500,000 warrants    $  287,500                 Waiver of   Financial
         to purchase                                    Financial   Institution
         Common Stock at                                Covenants   (lender to
         $0.575 per share                               of and ex-  the Company)
                                                        tension of
                                                        the Line of
                                                        Credit with
                                                        BSB

May 1999 23,867 shares of    $    8,950                 $8,950 in   Company
         Common Stock at                                Services    Vendor
         $0.375 per share                               Performed
                                                        for the
                                                        Company


Jun 1999 500,000 warrants    $  250,000                 Amendment   Accredited
         to purchase                                    to          Investors
         Common Stock at                                Securities
         $0.50 per share                                Purchase
                                                        Agreement

Sep 1999 2,979,256 shares    $1,116,734  $1,116,734     Private     Accredited
         of Common Stock                                Placement   Investors

Dec 1999 40,000 shares of    $   15,000                 $15,000 in  Company
         Common Stock at                                Services    Vendor
         $0.375 per share                               Performed
                                                        for the
                                                        Company

Dec 1999 447,109 shares of   $  100,000  $  100,000     Private     Accredited
         Common Stock at                                Placement   Investor
         $0.2237 per share
         and warrants to
         purchase up to
         447,109 shares of
         Common Stock

Feb 2000 100,000 shares of   $   30,000  $   30,000     Private     Accredited
         Common Stock and                               Placement   Investor
         Warrants to
         purchase up to
         10,000 shares of
         Common Stock

Feb 2000 3,333,333 shares of $1,000,000  $1,000,000     Private     Accredited
         Common Stock and                               Placement   Investor
         Warrants to
         purchase up to
         333,333 shares of
         Common Stock

Mar 2000 9,400,000 shares of $4,700,000  $4,700,000     Private     Accredited
         Common Stock and                               Placement   Investors
         Warrants to
         purchase up to
         9,400,000 shares of
         Common Stock


(1) Subsequently included in the Company's Registration Statement on Form S-3 declared effective on January 14, 1998.

(2) Underlying shares of common stock included in Company's Registration Statement on Form S-3 declared effective on January 14, 1998.

(3) Subsequently included in Company's Registration Statement on Form S-3 declared effective on December 30, 1998.

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

The Company has raised an aggregate of $5,730,000 from a series of private placements since January 1, 2000. The Company is currently in discussions with investors regarding an additional financing of up to $4 million. The Company intends to grow its business through expansion into telecommunications products. The Company has the capability without substantial capital expenditures or an expansion of staff to manufacture products with telecommunications applications. If the Company is successful in raising additional financing it is anticipated that it will expend between $500,000 to $4,000,000 on capital expenditures to expand significantly the products with telecommunications applications that the Company could manufacture. Therefore, with additional financing the Company believes that the potential for revenues in the area of telecommunications is significantly increased. However, there can be no assurances that additional financing or the ability to increase sales in telecommunications can be obtained.

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

Since the onset of commercial production, the Company, on occasion, has been unable to manufacture certain products in quantities sufficient to meet the demands of its existing customer base and that of new customers based upon equipment and/or other technical problems arising at various points during the production process. At this time the Company is not experiencing any technical difficulty of its production processing. Historically, cash flow problems have placed considerable strain on Company management, financial, manufacturing and other resources and limited the Company's ability to grow its revenues.
Although the Company has raised $5,730,000 in private placement financing since January 1, 2000, lack of financial resources in the future could have a material adverse impact on the Company's business and results of operations.

The Company has not generated material revenues or profits to date.

Results of Operations

Sales in 1999 were $1,524,514 compared to $2,197,736 for 1998. The decrease was a result of reduced commercial and government contract revenue.

Sales in 1998 were $2,197,736 as compared to $478,924 for 1997. This increase was attributable to the continued penetration of the commercial markets. This increase was offset by the Company's inability to ship certain units to a key customer, RMI, because of a legal dispute.See "Item 1. Business - Current and Future Markets."

Cost of sales, which includes materials, production labor and certain overhead was $1,871,216 in 1999 as compared to $3,093,343 in 1998. The decrease was partially attributable to the decreased levels of production labor and overheads (approximately $622,000) associated with the decrease in sales.

Cost of sales was $3,093,343 in 1998 as compared to $1,482,579 in 1997. The increase was attributable to the increases in levels of production labor and overheads associated with the onset of commercial production. Cost of sales levels are expected to exceed sales levels until sales levels commensurate with production capacity are achieved. The Company believes that if it is successful with its current efforts to raise additional capital, that its sales levels will increase in the future which would more effectively utilize the Company's production capacity. There can be no assurance of any such increase in revenues.

Research and Development expenditures were $76,703 in 1999 compared to $7,273 in 1998. The majority of the research and development efforts in 1998 were charged to the cost of sales as efforts were focused on the production process.

Research and Development expenditures were $7,273 in 1998 as compared to $651,242 in 1997. The decrease in such expenditures was primarily associated with a change in focus from research and development to production.

Sales and Marketing expenses were $329,927 in 1999 compared to $395,339 in 1998 or a decrease of $65,412. The decrease was reflected in advertising expenses offset by minor increases in trade show, travel and meeting expenses.

Sales and Marketing expenses were $395,339 in 1998 as compared to $368,513 in 1997. The increase of $26,826 was attributable to increased levels of marketing activities incurred in the achievement of the sales increase from 1997 to 1998. The increases were related to increased print media advertising and brochures offset by a decrease in trade show expense.

General and Administrative expenses were $2,651,139 in 1999 compared to 1998 expenses of $2,882,320 or a decrease of $231,181. The major impact was an absence in 1999 of the need for a significant bad debt expense as was recorded in 1998. This decrease equated to approximately $488,000. Additionally, professional fees (primarily legal expenses) decreased approximately $52,000. Offsetting these decreases were increases in 1999 compared to 1998 of approximately $309,000. These increases were incurred in salaries (approximately $213,000), interest expense (approximately $66,000), repairs and maintenance ( approximately $21,000 ) and all other ( approximately
$9,000 ). Salaries increased due to the addition of positions in the organization and the impact of required book accounting entries. Interest expense increased due to the line of credit expansion by $450,000 to the $1,000,000 maximum. Repairs and maintenance increased due to the equipment's additional aging.

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

Interest income decreased approximately $7,000 from 1999 compared to 1998 as a result of lower levels of invested cash occasioned by operating demands.

Interest income decreased approximately $63,000 from 1998 compared to 1997 as a result of lower levels of invested cash occasioned by operating demands.

Liquidity and Capital Resources

The Company's cash and cash equivalents at December 31, 1999 were $347,747 as compared to $111,820 at December 31, 1998, a net increase of $235,927 for the twelve months ended December 31, 1999. The net increase was the result of $4,303,802 provided by financing activities offset by the use of $3,954,701 in operating activities and $113,174 in investing activities.

The $4,303,802 provided by financing activities was derived primarily from the private placement of 1,000,000 shares of Series B Convertible Preferred Stock, the private placement of 2,000,000 shares of Common Stock and the private placement of 2,979,256 shares of Common Stock and the proceeds from the expanded use of the line of credit offset by payments on the long-term debt.

The $113,174 used in investing activities was for the purchase of plant, property and equipment.

The Company's cash and cash equivalents at December 31, 1998 were $111,820 as compared to $1,934,574 at December 31, 1997, a net decrease of $1,822,754 for the twelve months ended December 31, 1998. The net decrease was the result of $1,560,140 provided by financing activities offset by the use of $176,502 in in-vesting activities and $3,206,392 in operating activities.

The $1,383,638 provided by financing and investing activities was derived from the private placement of 1,650,000 shares of Common Stock and the proceeds from the use of the line of credit offset by the purchase of plant, property and equipment net of depreciation and payments on the long-term debt.

The Company has a $1,000,000 secured line of credit with BSB for purposes of providing working capital. The line of credit bears interest at prime plus 2.5% on the used portion and matures May 31, 2000. At December 31, 1999, the Company had $1,000,000 outstanding under this Line of Credit and no additional availability under the eligibility formula.

Pursuant to its rights as lender under loan documents executed and delivered in connection with its December 1996 loan to the Company, in January 2000, BSB Bank and Trust Company required SLI to provide it with additional security for the 1996 loan in the form of a $750,000.00 second mortgage on the company's facility and a first security interest in all of its assets. The second mortgage and the security agreement granting the requested security interest were executed and delivered to the bank on January 31, 2000. The bank has agreed to release the lien of the second mortgage upon satisfaction of the bank's first mortgage, and a pay down or permanent reduction of the company's line of credit with the bank of $300,000.00 or a pledge of cash collateral in such amount.

The bank agreed to waive the Default of the Company under its Loan Agreement with respect to "Mandatory Loan Repayments" and waived the Affirmative Covenants - "Financial Covenants and Ratios" at December 31, 1999. Subsequently, the bank agreed to waive the Default of the Company under its Loan Agreement with respect to "Mandatory Loan Repayments" for the period ending February 29, 2000 provided the Company met the borrowing base requirements as of March 3, 2000. These requirements were met by the Company.

The Company entered into a Securities Purchase Agreement (the "Securities Purchase Agreement"), dated as of February 5, 1999, with bmp Mobility AG Venture Capital ("bmp"), as amended by Amendment No. 1 to Securities Purchase Agreement (the "Amendment"), dated as of April 28, 1999 (the Securities Purchase Agreement, as amended by the Amendment is hereinafter referred to as the "Amended Purchase Agreement"). Pursuant to the terms of the Amended Purchase Agreement, bmp purchased, 2,000,000 shares of the Company's Common Stock and 1,000,000 shares of the Company's Series B Convertible Preferred Stock (the "Series B Stock"), $.01 par value per share, each convertible into 5 shares of the Company's Common Stock or an aggregate of 5,000,000 shares of the Company's Common Stock. bmp had previously purchased 367,650 shares of the Company's Common Stock in unrelated open market transactions. In connection with the Amendment, on June 26, 1999 the Company issued to bmp a five year warrant to purchase an aggregate of 500,000 shares Common Stock, at an exercise price of $0.50 per share(the "bmp Warrrant"). Based on public filings, the Company is aware that bmp has transferred ownership of its shares of Common Stock, Series B Stock and the bmp Warrant to ANB Alster Neue Beiteiligungs GmbH KG ("ANB"). The shares of Common Stock issued to bmp contain certain demand and piggyback registration rights and the Series B Stock contains certain anti-dilution rights.

     In connection with the first installment of the bmp investment, BSB agreed to increase the amount available under the Line of Credit to $1,000,000, to extend the maturity date thereof until June 30, 1999 and to further extend the maturity of the Line of Credit until May 31, 2000 upon the investment by bmp in the Company of an additional $1.3 million dollars, subject to the absence of any material adverse change in the business. BSB waived the requirement that the Company maintain the balance of the Line of Credit within its collateral base formula until the earlier of June 30, 1999 or the date that the Company was in receipt of funds equaling an additional $1.3 million arising out of the final installments of the bmp investment. Upon funding by bmp of the full amount of the final installments of the investment, BSB extended the maturity date of the Line of Credit until May 31, 2000. There can be mo assurance that any additional extension of this waiver can be negotiated. The Company issued warrants to purchase an aggregate of 500,000 shares of Common Stock to BSB, at an exercise price of $0.575 per share, in consideration for the modifications to the Line of Credit. The warrants expire in 2004 and contain certain registration rights.

     On March 14, 2000, the Company entered into a Waiver and Lock-up Agreement with BSB, pursuant to which BSB waived any rights to adjustment that it may have under the BSB Warrant. In addition, BSB agreed not to transfer the shares of Common Stock issuable to BSB upon conversion of the BSB Warrant until March 20, 2001 without the prior written consent of the Company. The Company is in the process of negotiating a Consent, Waiver and Lock-Up Agreement with ANB, pursuant to which ANB would waive any rights to adjustment that it may have under the Securities Purchase Agreement and the bmp Warrant and agree to lock-up a certain percentage of its shares of Common Stock that it beneficially owns for a period of one year. In addition, the Company would agree to include a certain percentage of the shares of Common Stock beneficially owned by ANB on the registration statement described below. There can be no assurances that the Company will obtain such consent Waiver and Lock-up Agreement with ANB and the failure to obtain it could result in anti-dilution adjustments under the instruments governing the securities held by ANB.

The Company has completed a private placement of Common Stock with certain accredited investors introduced to the Company by a funding source referred to the Company by bmp. As of September 30, 1999, 2,979,256 shares of Common Stock were issued at an aggregate purchase price of $1,117,221. The Company received $1,061,422 net of finder's fees. The shares of Common Stock issued in this private placement contain certain piggyback registration rights.

     The Company has issued an aggregate of 12,833,333 shares of Common Stock and 9,743,333 warrants in a series of private placements consummated between December 31, 1999 and the end of March 2000. The Company is expected to file a registration statement with the Securities and Exchange Commission by early May 2000 registering approximately 9,400,000 shares of Common Stock in such private placements. The Company raised an aggregate of $5,730,000 from such private placements at purchase prices ranging between $0.30 and $0.50 per share and warrant exercise prices ranging between $0.75 and $1.0625 per share. The warrants range between 4 to 5 year warrants. The Company is in discussions with certain other investors concerning up to an additional $4,300,000 of private placement financing. There can be no assurance that such additional financing can be consummated.

     The Company has incurred net losses from inception (September 21, 1993) and has an accumulated deficit at December 31, 1999 of $20,329,027. Such losses have resulted from the Company's activities as a development stage company and have been financed primarily out of proceeds from the Company's initial public offering and private equity financings. The Company expects that its cash and working capital requirements will continue to be significant as its operations expand. Potential sources for such cash and working capital requirements are revenue growth and additional private equity financing. It is anticipated that the Company will continue to incur losses for the immediate future until it is able to achieve profitable operations or to generate sales sufficient to support its operations.

     The Company is currently seeking to issue additional equity capital through private placements. The need to raise equity capital at current stock prices is likely to result in substantial dilution to shareholders and could result in a change of control. The Company anticipates that capital expenditures during fiscal 2000 will range between approximately $500,000 and $4,000,000 depending on the level of additional financing raised.

     There can be no assurance that the Company will be able to obtain additional financing, including any institutional financing, when needed, on commercially reasonable terms or at all.

     In addition, the Company is currently engaged in a dispute with one of its key customers, Rocky Mountain Instruments. See Item 3. "Legal Proceedings."

Item 7. Financial Statements

                  Semiconductor Laser International Corporation


                           Index to Financial Statements
                                                                     Page
Report of Independent Public Accountants                              F-1

Financial Statements:

     Balance Sheets as of December 31, 1998 and 1999                  F-2

     Statement of Operations for the Years Ended December 31,
     1997, 1998 and 1999                                              F-3

     Statement of Changes in Shareholders Equity for the Years
     Ended December 31, 1996, 1997, 1998 and 1999                     F-4

     Statement of Cash Flows for the Years Ended December 31,
     1997, 1998 and 1999                                              F-5

Notes to Financial Statements                                        F6-F17

Report of Independent Accountants

To The Board of Directors and Shareholders of
Semiconductor Laser International Corporation

In our opinion, the accompanying balance sheets and the related statements of operations, of changes in shareholders equity and of cash flows present fairly, in all material respects, the financial position of Semiconductor Laser International Corporation at December 31, 1998
and 1999, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity
with accounting principles generally accepted in the United States.   These
financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States which require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has incurred net losses since inception (September 21, 1993) and at December 31, 1999 and has a significant accumulated deficit that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



PRICEWATERHOUSECOOPERS LLP
Syracuse, NY
February 18, 2000, except as to Note 9 which is dated March 27, 2000

                  Semiconductor Laser International Corporation


                                                Balance Sheets

                                            December 31,      December 31,
                                               1998              1999
                                            -----------       ------------
         Assets
Current Assets
 Cash and cash equivalents.............     $   111,820        $   347,747
 Accounts receivable, net of allowance.
   for doubtful accounts of $560,645 ..
   and $583,293, respectively..........         296,193            295,561
 Inventory.............................         333,806            861,911
 Prepaid expenses and other assets.....         209,717             24,957
                                            -----------        -----------
    Total current assets...............         951,536          1,530,176

Plant, property and equipment, net.....       2,691,926          2,584,974
Deposits and other assets..............          95,093            149,396
                                            -----------        -----------
     Total assets......................     $ 3,738,555        $ 4,264,546
                                            ===========        ===========

Liabilities and Shareholders' Equity
Current Liabilities
 Accounts payable......................     $ 1,127,589        $   708,193
 Notes payable ( Line of Credit )......         550,000          1,000,000
 Accrued expenses and other liabilities         164,235            174,809
 Current portion of long-term debt.....          37,170             44,368
                                            -----------        -----------
     Total current liabilities...........     1,878,994          1,927,320

Long-term debt...........................       765,686            713,668
Accrued royalty payments.................       100,000            100,000
                                            -----------        -----------
     Total liabilities...................     2,744,680          2,741,038
                                            -----------        -----------
Commitments and contingencies ( Note 10)

Shareholders' Equity
 Common stock, $.01 par value, 20,000,000
  and 75,000,000 shares authorized;
  10,039,552 and 15,641,064 shares are
  issued and outstanding or subscribed at
  December 31, 1998 and 1999.............       100,396           156,411
 Common stock issuable...................        41,073              -
 Subscriptions receivable................          -             (100,000)
 Treasury Stock, 35,463 Shares...........      (248,241)         (248,241)
 Convertible Preferred Stock ............         -                10,000
 Additional paid-in capital..............    18,060,685        22,034,365
 Accumulated deficit.....................   (16,960,038)      (20,329,027)
                                            ------------      ------------
    Total shareholders' equity...........       993,875         1,523,508
                                            ------------      ------------
    Total liabilities and shareholders'..
    equity...............................   $ 3,738,555        $4,264,546

                                            ===========       ============

   The accompanying notes are an integral part of these financial statements

                   Semiconductor Laser International Corporation


                                     Statements of Operations



                            Year Ended        Year Ended        Year Ended
                            December 31,      December 31,      December 31,
                               1997              1998              1999
                            ------------      ------------      ------------

Net sales                   $    478,924      $  2,197,736      $ 1,524,514
Cost of sales                 (1,482,579)       (3,093,343)      (1,871,216)
                            ------------      ------------      ------------
  Gross margin                (1,003,655)       (  895,607)      (  346,702)

Operating expenses:

  Research and development  $    651,242             7,273           76,703
  Sales and marketing            368,513           395,339          329,927
  General and administrative   4,082,360         2,882,320        2,651,139
                            ------------      ------------     ------------

     Loss from operations     (6,105,770)       (4,180,539)      (3,404,471)

Interest income                  105,959            42,677           35,482
                            ------------      ------------     ------------

     Net loss                 (5,999,811)       (4,137,862)      (3,368,989)

Less: Beneficial conversion
      feature                 (1,688,000)           --               --
                            -------------     -------------    ------------
     Net loss applicable to
     common stock            $(7,687,811)      $(4,137,862)     $(3,368,989)
                            =============     =============    ============

Net loss per share-basic     $     (2.15)      $     (0.44)     $     (0.26)
and diluted                 =============     =============    =============

Weighted average shares
outstanding                    3,572,458         9,320,785       13,078,597

                            =============     =============    =============


  The accompanying notes are an integral part of these financial statements

                                        F-4

                                              Semiconductor Laser International Corporation


                                              Statements of Changes in Shareholders' Equity


                                                Common                 Additional                                   Total
                        Preferred    Common     Stock      Treasury     Paid-In    Subscriptions    Accumulated   Shareholders'
                          Stock      Stock     Issuable      Stock       Capital     Receivable       Deficit        Equity
                        ---------  ---------  -----------  ---------  -----------  -------------   ------------  -------------

Bal. at Dec.31, 1996
 (3,409,607 shares
 issued and outstanding)               34,096    1,123,438  (248,241)  10,081,464                    (5,134,366)   5,856,391

Issuance of common
 stock issuable, January
 1997, (121,231 shares)                 1,212   (1,072,188)             1,070,976                                      0
Issuance of common
 stock, option exercise
 May 1997, (9,851 shares)                  99                                 394                                       493
Issuance of common
 stock, option exercise
 July 1997, (29,553 shares)               296                               1,182                                     1,478
Issuance of Series A 8%
 Convertible Preferred
 Stock, October 1997,
 (2,000,000 shares)       20,000                                        2,817,480                                 2,837,480
Beneficial conversion
 feature associated
 with Series A 8%
 Convertible Preferred
 Stock, October 1997                                                    1,688,000                   (1,688,000)        0
Warrants issued for
 services rendered,
 October 1997
 (770,000 warrants)                                                     1,198,789                                 1,198,789
Issuance of common
 stock issuable,
 Nov.1997, (10,000 shares)                100    (51,250)                  51,150                                      0
Issuance of common
 stock for services
 rendered, November
 1997, (1,500 shares)                      15                               2,571                                     2,586
Issuance of common stock
 associated with the sale of
 Series A 8% Convertible
 Preferred Stock, Nov.1997,
  (40,000 shares)                         400                             137,120                                   137,520
Issuance of common
 stock for services
 rendered, December 1997
 (55,000 shares)                          550                              78,540                                    79,090
Issuance of common stock
 associated with the
 conversion of Series A 8%
 Convertible Preferred Stock
 December 1997,
 (4,712,810 shares)       (20,000)     47,128                             (92,441)                                  (65,313)
Net loss for the year
ended Dec.31, 1997                                                                                 (5,999,810)   (5,999,810)
                         ---------  ---------  -----------  ---------  -----------   ------------  ------------  -----------

Bal. at Dec.31, 1997
(8,389,552 shares
issued and outstanding)      0         83,896       0       (248,241)   17,035,225        0       (12,822,176)    4,048,704
                         ---------  ---------  -----------  ---------  -----------   ------------ ------------   -----------

Issuance of common
 stock, private placement
 (1,650,000 shares)                    16,500                            1,025,460                                1,041,960
Common stock issuable
for services rendered,
Dec.1998 (111,280 shares)                           41,073                                                           41,073
Net loss for the year
ended Dec. 31, 1998                                                                                (4,137,862)   (4,137,862)

                         ---------  ---------  -----------  ---------  -----------  -------------  ------------  -----------
Bal. At Dec. 31, 1998
(10,039,552 shares
issued and outstanding)     $0       $100,396      $41,073 $(248,241)  $18,060,685       $0      $(16,960,038)  $   993,875

                         ---------  ---------  -----------  ---------  -----------  -------------  ------------  -----------
Issuance of common
 stock, private placement
 Feb.1999(2,000,000 shares)            20,000                              687,964                                  707,964
Issuance of common
 stock issuable,
 Feb.1999(111,280 shares)               1,113      (41,073)                 39,960                                     0
Issuance of warrants for
 extension of line of credit,                                               31,500                                   31,500
 Feb.1999(500,000 warrants)
Issuance of common stock,
 for services rendered,
 May 1999(23,867 shares)                  238                                8,712                                    8,950
Issuance of Series B
 Convertible Preferred
 Stock, May 1999
 (1,000,000 shares)        10,000                                        1,989,988                                1,999,988
Issuance of common
 stock, private placement
 Aug.1999(2,979,256
 shares)                               29,793                            1,048,987                                1,078,780
Issuance of common stock,
 for services rendered,
 Dec.1999(40,000 shares)                  400                               14,600                                   15,000
Common Stock Subscribed,
(447,109 Shares)Dec.1999                4,471                              140,392     (100,000)                     44,863
Record Re-Issuance of
 Stock Options, Nov.1999                                                    11,577                                   11,577
Net loss for the year
ended Dec.31, 1999                                                                                (3,368,989)    (3,368,989)
                         ---------   ---------   ---------  ---------  -----------  ------------- ------------  ------------
Bal. at Dec. 31, 1999
(15,641,064 shares
issued and outstanding    $10,000    $156,411        -     $(248,241)  $22,034,365  $  (100,000) $(20,329,027) $  1,523,508
and subscribed           =========   =========   =========  =========  ===========  ============= ============  ============

  The accompanying notes are an integral part of these financial statements

                Semiconductor Laser International Corporation

                                       Statements of Cash Flows

                                Year Ended      Year Ended      Year Ended
                               December 31,    December 31,    December 31,
                                  1997            1998            1999
                               ------------    ------------    ------------


Cash flows from operating
activities:
Net loss                       $(5,999,811)    $(4,137,862)    $(3,368,989)
Adjustments to reconcile
net loss to cash used in
operating activities:
 Depreciation and amort.           126,344         205,066         220,126
 Expenses settled through
 the issuance of Common
 shares, options and
 warrants                        1,282,379          41,073          48,673
Change in assets and
liabilities:
 (Increase) decrease in
 accounts receivable              (140,023)       ( 95,123)            632
 (Increase) in inventory          (132,885)       (194,605)       (528,105)
 (Increase) decrease in
 prepaid exp. and other           ( 70,717)       (110,136)        184,760
 assets
 (Increase) decrease
 in deposits and other
 assets                             64,608         467,363         (54,303)
 Increase (decrease) in
 accounts payable                 (629,825)        615,142        (419,396)
 Increase (decrease) in
 accrued expenses and
 other liabilities                  69,346           2,690          10,574
                               ------------    ------------    ------------
Net cash used in operating
activities                      (5,430,584)     (3,206,392)     (3,906,028)
                               ------------    ------------    ------------
Cash flows from investing
activities:
 Purchase of plant, property
 and equip., net:               (2,463,450)       (176,502)       (113,174)
 Sale of equipment, pursuant
 to sale and leaseback
 agreement                       2,676,856            -               -
                               ------------    ------------    ------------
Net cash provided by (used
in) investing activities           213,406        (176,502)       (113,174)
                               ------------    ------------    ------------
Cash flows from financing
activities:
 Proceeds from long-term
 debt                               31,306            -               -
 Payments on long-term debt        (32,503)        (31,820)        (44,820)
 Proceeds from issuance of
 stock, net of expenses          2,886,781       1,041,960       3,849,949
 Proceeds from short-term
 debt                                -             550,000         450,000

                               ------------    ------------    ------------
Net cash provided by
financing activities             2,885,584       1,560,140       4,255,129
                               ------------    ------------    ------------
Net (decrease) increase
in cash, cash equivalents,
and restricted cash             (2,331,594)     (1,822,754)        235,927

Cash, cash equivalents,
and restricted cash at
beginning of period              4,266,168       1,934,574         111,820
                               ------------    ------------    ------------
Cash, cash equivalents,
and restricted cash at
end of period                  $ 1,934,574     $   111,820     $   347,747
                               ============    ============    ============





  The accompanying notes are an integral part of these financial statements


                    Semiconductor Laser International Corporation

                   Notes to Financial Statements December 31, 1999



1.  Organization

Semiconductor Laser International Corporation (the"Company") was incorporated in New York State in September 1993 (inception) and, subsequently, reincorporated in Delaware in September 1997, to produce high power semiconductor diode laser wafers and bars ("HPDLs"), and to market these products worldwide.

2.  Financial Resources and Liquidity

The Company has incurred net losses from inception (September 21, 1993) and has at December 31, 1999 an accumulated deficit of $20,329,027 and a working capital deficit of $397,194. Such losses have resulted primarily from the Company's activities as a development stage enterprise, until April 1997, and have been financed primarily from proceeds from the Company's initial public offering and private equity financings (see Notes 8 and 9). While the Company is in receipt of approximately $5.7 million, subsequent to December 31, 1999(See
Note 9), certain of the monies will be utilized to pay payables in arrears, prospectively however, the Company needs to demonstrate an ability to increase its sales, generate positive gross margins and net income. Based upon the fiscal 2000 budget, the Company expects that its cash and working capital requirements will continue to be significant as its operations expand. The Company expects that such cash and working capital requirements will be satisfied through a combination of revenue growth and additional private equity financings. There can be no assurance that such additional financing can be consummated.

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

                                   F-7
Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less, at the date of purchase, to be cash equivalents.

Inventory

Inventory is valued at the lower of cost or market on a first in, first out
(FIFO) method.

Depreciation and amortization

Property, plant and equipment are recorded at cost and depreciated over the assets' estimated useful lives ranging from three to twenty years. Depreciation is computed using the straight-line method for financial reporting. Expenditures for major renewals and betterments that extend the useful lives of the property and equipment are capitalized. Expenditures for maintenance and repairs are charged to expense as incurred.

Impairment of long-lived assets

Assessments of the recoverability of long-lived assets are conducted when events or circumstances occur that indicate that the carrying value of the asset may not be recoverable. The measurement of impairment is based on the ability to recover such carrying value from the future undiscounted cash flows of related operations. In the event such cash flows are not to be sufficient to recover the recorded value of the assets, the assets are written down to their estimated fair values.

Revenue Recognition

Revenue recognition is based on the terms of the underlying sales agreements (purchase orders or contracts), typically when products are shipped to customers.

Research and development

Research and development costs are expensed as incurred. Included in research and development expenses are costs related to development of prototypes of approximately $651,000, $7,000 and $76,000 for the years ended December 31, 1997, 1998 and 1999, respectively.

Income taxes

The Company provides for income taxes in accordance with the liability method as set forth in Financial Accounting Standards No. 109, "Accounting for Income Taxes". This method provides that deferred tax assets and liabilities are recorded, using currently enacted tax rates, based upon the difference between the tax bases of assets and liabilities and their carrying amounts for financial statement purposes. A valuation allowance is recorded when it is more likely than not that deferred tax assets will not be realized.

Net loss per share

Net loss per share, basic and diluted, is computed using the weighted average number of common shares outstanding.

As of December 31, 1999, the Company had outstanding warrants and options to purchase 4,203,493 and 552,304 shares of common stock, respectively, which are not included in the calculation of diluted earnings per share for the twelve months ended December 31, 1999, due to the anti-dilutive nature of these instruments.

4.  Inventories

Prior to July 1, 1999, the Company manufactured its product on a job basis, however subsequent to July 1, 1999 the Company began building finished goods and certain semi-assembled products for anticipated sales, thus representing an increase in raw material and work-in-process at December 31, 1999. Inventory is comprised of the following as of December 31:

                                                1998              1999
                                                ----              ----
Raw Material and Supplies                     $333,806          $778,751
Work in Process                                   -               83,160
                                              --------          --------
Total                                         $333,806          $861,911
                                              ========          ========

5.  Plant, Property and Equipment

Plant, property and equipment consists of the following:

                                      December 31,          December 31,
                                         1998                  1999
                                      -----------           -----------

Land                                  $   175,459           $   175,459
Building                                2,099,861             2,099,861
Machinery and equipment                   587,097               699,798
Furniture and fixtures                    159,358               159,358
Automobiles                                76,124                76,124
                                      -----------           -----------
                                        3,097,899             3,210,600
Less: accumulated depreciation           (405,973)             (625,626)
                                      -----------           -----------
                                      $ 2,691,926           $ 2,584,974
                                      ===========           ===========

Depreciation expense for the years ended December 31, 1997, 1998 and 1999, was approximately $125,000, $204,000 and $218,000, respectively.


During 1997, the Company sold and leased back approximately $2,677,000 of machinery, equipment, furniture and fixtures. No gain or loss was realized on the sale and leaseback transactions.

                                        F-10
6. Debt

Long-term debt consists of the following:

                                                       December 31,
                                                --------------------------
                                                    1998          1999
                                                ------------   -----------

Bank term loan, principal and interest
at 10% payable monthly through
January 2002                                    $    31,974     $  20,600

Bank term loan, principal and interest
at 10% (adjustable after December 2001)
payable monthly through December 2006               770,882       737,436
                                                ------------   -----------
                                                    802,856       758,036
Less current portion                                (37,170)     ( 44,368)
                                                ------------   -----------
                                                $   765,686     $ 713,668
                                                ============   ===========


Both loans are collateralized by assets purchased with the proceeds of the loans. The bank term loan due December 2006 prohibits the Company from payment of dividends, except from net income accrued after the date of the loan agreement, and requires that the Company maintain certain financial ratios and indicators. At December 31, 1999, the Company was not in compliance with the covenants of the bank term loan due
December 2006. However, a waiver of the right to demand payment for this non-compliance has been provided by the lender for the period ending December 31, 1999.


Aggregate annual scheduled principal payments, assuming the bank does not call its debts, applicable to long-term debt are as follows:

                                   2000 - $  44,368
                                   2001 -    42,918
                                   2002 -    39,085
                                   2003 -    43,237
                         2004 therafter -   588,428
                                           ---------
                                          $ 758,036
                                           =========

The Company has available a collateralized line of credit, subject to a borrowing base calculation, with an aggregate availability in the amount of $1,000,000 for purposes of providing working capital. The line, which matures on May 31, 2000, bears interest at prime plus 2.5% (prime being 8.75% at December 31, 1999). The Company has utilized $1,000,000 of this line of credit at December 31, 1999. The Company was not in compliance with the financial covenants at December 31, 1999, however, has obtained a waiver from default under the Loan Agreement with respect to Affirmative Covenants-"Financial Covenants and Ratios" and Events of Default-"Change of Control" for the period ending December 31, 1999. There can be no assurance that any additional extension of this waiver can be negotiated.

7. Income taxes

There was no provision for income taxes for the years ended December 31, 1997, 1998 and 1999.

Deferred income tax assets (liabilities) consisted of the following:

                                                       December 31,
                                               ----------------------------
                                                  1998             1999
                                               -----------     ------------
Depreciation and amortization                $   (143,546)     $  (154,007)
Accruals                                           39,000           39,000
Compensatory Stock Options                         56,668           22,012
Bad Debt Expense                                  199,226          208,058
Net operating loss carryforward                 5,295,520        7,929,948
                                               -----------     ------------
                                                5,446,868        8,045,011
Valuation allowance                          $ (5,446,868)     $(8,045,011)
                                               -----------     ------------
                                             $      -          $     -
                                               ===========     ============

Net operating loss carry forwards of approximately $20,500,000 expire in the years 2008 to 2013. Internal Revenue Code Section 382 places a limitation on the utilization of Federal net operating loss carry forwards when an ownership change, as defined by tax law, occurs. The annual utilization of net operating loss carryforward generated prior to such changes in ownership will be limited, in any one year, to a percentage of fair market value of the Company at the time of the ownership change.

A valuation allowance is recorded when it is more likely than not that deferred taxes will not be realized. Because the Company has only recently transitioned from the development stage and future income is uncertain, management has determined that a full valuation allowance against all deferred tax assets is necessary at December 31, 1998 and 1999.

8. Common Stock

Options

The following summarizes stock option activity:



                                               Exercise
                                  Number of    Price per
                                   Shares        Share       Expiration Date
                                  ---------   -------------   ---------------
Outstanding at December 31, 1996  189,159     $ 0.05-$9.25

Granted                           113,550     $8.19-$0.6875  March 2000-Dec.2001
Options exercised                 (39,404)    $   0.05
Options forfeited                 (50,500)    $ 5.00-$9.00
Options canceled                  (76,500)    $ 0.72-$9.25
                                  ---------
Outstanding at December 31, 1997  136,305     $0.05-$0.6875

Granted-Employees                  24,000     $ 0.656-0.938  Apr.2002-Nov.2005
Granted-Directors                   5,000     $ 1.50         March 2008
Options forfeited                 (16,850)    $ 0.6875
                                  ---------
Outstanding at December 31, 1998  148,455     $0.656-$1.50

Granted-Employees                 301,400     $ 0.05-0.5156    Mar 2003-Sep 2005
Granted-Directors                 134,000     $ 0.3438-0.5156  Sep 2009-2011
Options forfeited                 (31,551)    $ 0.05-1.50
                                  ---------
Outstanding at December 31, 1999  552,304
                                  =========


102,755, 122,455 and 99,904 options were exercisable at December 31, 1997, 1998 and 1999, respectively, at a weighted average exercise price of $.38, $0.90 and $0.44, respectively.

On October 23, 1995, the Board of Directors adopted the Company's 1995 Emplo`yee Stock Option Plan (the "Plan") which provides for the granting of options and stock awards for up to 250,000 shares of the Company's
Common Stock. On August 17, 1998 at the Annual Meeting, the Company's stockholders voted to approve the amendments to the Company's Stock Option Plan increasing the total number of shares of the Company's common stock available for options to be granted from 250,000 shares to 1,000,000 shares and permit the Board to grant additional options to non-employee directors. Awards under the plan are discretionary and are administered by a committee of the Board of Directors. The exercise price of the options shall not be less than the fair market value at the date of the grant. Options granted under the plan vest over varying periods after the date of the grant and expire over varying periods up to ten years after the date of the grant.

As permitted by Statement of Financial Accounting Standards ("SFAS")
No. 123 "Accounting for Stock-Based Compensation",  the Company continues to account for options in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and its related interpretations. Had the compensation cost for the options issued to officers and employees been determined based upon the fair value at the grant date in accordance with methodology prescribed under SFAS No. 123, the Company's net loss would have increased by approximately $27,000 (or $0.01 per share) in 1997, $14,000 (or $0.02 per share) in 1998 and $26,581(or $0.001 per share)
in 1999.   The weighted average fair value of the options granted in 1997, 1998 and 1999 was estimated at $0.31, $0.70 and $0.505 per option, respectively, on the dates of grant, using the Black-Sholes option pricing model which included the following assumptions stated on a weighted average basis:

                                           1997          1998          1999
                                        ----------    ----------    ----------

Dividend Yield                              0%            0%            0%

Volatility                                  63.13%        65.78%       152.11%

Risk Free Interest Rate                      5.68%         4.84%         5.81%

Expected Life                            2.9 years       4.9 years     4.0 years

Warrants

On January 3, 1997, the Company issued 58,384 warrants in connection with an operating lease agreement (see Note 10). The warrants could not be exercised prior to February 1998 and entitle the warrant holder to purchase an equal amount of common stock at $5.00 per share. The value of such warrants, as determined by the market price at time of issue, has been reflected in the financial statements as a prepaid lease in the amount of $167,710 and is being amortized over the term of the lease.

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

In October 1997, in connection with a private placement of the Company's
Series A 8% Convertible Preferred Stock (the "October Private Placement"), the Company issued to Marketing Direct Concepts, Inc., a financial public relations firm, the following warrants, all having a term of three years:

                    Number of Warrants          Exercise Price
                    ------------------          --------------

                         600,000                    $3.4688
                          75,000                    $3.4688
                          25,000                    $4.3438
                          25,000                    $4.8438
                          25,000                    $5.3438

               Warrants Issued and Outstanding at December 31, 1999

             Issued                 Number                Price
           ----------            -----------            ---------
           March, 1996            1,693,000               $5.00
           July, 1996               255,000               $5.00
          January, 1997              58,384               $5.00
          October, 1997             750,000              Various
          February, 1999            500,000               $0.575
          February, 1999            500,000               $0.500
          December, 1999            447,109               $0.450
                                 -----------
Balance at December 31, 1999      4,203,493
                                 ===========

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

June 1998 Private Placement

     On June 8, 1998, the Company completed a private placement (the "Private Placement") of 1,650,000 shares of its Common Stock, at an aggregate purchase price of $1,237,500. The shares of Common Stock were issued and sold by the Company without registration under the Securities Act in reliance upon the exemption from registration afforded by Section 4(2) of the Securities Act and
Section 506 of Regulation D promulgated under the Securities Act in that they were sold solely to "accredited investors" as defined in Rule 501 (a) of the Securities Act. The placement agent for the shares, Empire Consulting Company, LTD,(the "Placement Agent") was paid $194,665 for commissions and expenses. After deducting the Placement Agent's commissions and expenses of $194,665 in the aggregate, the net proceeds of the Private Placement to the Company were approximately $1,042,000. In connection with the Private Placement the Company has agreed with the Placement Agent that it would enter into an agreement with a financial public relations firm to be selected by the Placement Agent pursuant to which the Company would receive a range of services including the establishment of contact with a number of brokers, the preparation of certain reports and the arrangement of broker teleconferences. In consideration of the services to be provided, the Company has paid to the Placement Agent the sum of $49,125.

     The Company has registered the shares of Common Stock issued in the Private Placement on a Registration Statement on Form S-3/A which was declared effective by the Securities and Exchange Commission on December 30, 1998.

bmp Transaction

The Company entered into a Securities Purchase Agreement (the "Securities Purchase Agreement"), dated as of February 5, 1999, with bmp Mobility AG Venture Capital ("bmp"), as amended by Amendment No. 1 to Securities Purchase Agreement (the "Amendment"), dated as of April 28, 1999 (the Securities Purchase Agreement, as amended by the Amendment is hereinafter referred to as the "Amended Purchase Agreement"). Pursuant to the terms of the Amended Purchase Agreement, bmp purchased, in multiple tranches, 2,000,000 newly issued shares of the Company's Common Stock at a purchase price of $0.375 per share for an aggregate purchase price of $750,000, and 1,000,000 shares of the Company's Series B Convertible Preferred Stock (the "Series B Stock"), $.01 par value per share, each convertible into 5 shares of the Company's Common Stock or an aggregate of 5,000,000 shares of the Company's Common Stock, at a purchase price of $2.00 per share, or $0.40 per share of Common Stock into which the Series B Stock is convertible. bmp had previously purchased 367,650 shares of the Company's Common Stock in unrelated open market transactions. The shares of Common Stock issued to bmp contain certain demand and piggyback registration rights and the Series B Stock contains certain anti-dilution rights.

In connection with the Amendment, the Company entered into a consulting agreement (the "Consulting Agreement"), dated as of April 28, 1999, between the Company and bmp Management Consultants GmbH ("bmp Consultants"), a German limited liability corporation wholly owned by bmp AG Venture Capital &
Network Management, the parent company of bmp, providing for the retention of bmp Consultants as strategic and financial consultants to the Company, for the $200,000 aggregate consulting fee. As of March 21, 2000, bmp Consultants had been paid $80,887.

In connection with the Amendment, on June 26, 1999, the Company issued to bmp a five year warrant to purchase an aggregate of 500,000 shares of Common Stock, at an exercise price of $0.50 per share (the "bmp Warrant"). The shares issuable upon exercise of the bmp warrant contain certain demand and piggyback registration rights. In addition, bmp is eligible to receive a finder's fee in the amount of 5% of the net proceeds of any transaction involving the raising of debt or equity capital in a private placement from a source introduced to the Company by bmp consummated by the Company until June 26, 2001.

Based solely on public filings, the Company is aware that bmp has transferred ownership of its shares of Common Stock, Series B Stock and the bmp Warrant to ANB Alster Neue Beiteiligungs GmbH & Co. KG ("ANB").
In conjunction with the Securities Purchase Agreement, on February 16, 1999, the Company issued to BSB Bank & Trust Company, warrants to purchase an aggregate of 500,000 shares of the Company's common stock at an exercise price of $0.575 per share. The warrants expire on February 16, 2004, and contain certain registration rights. The value of the warrants has been reflected as deferred financing costs in the Company's financial statements and will be amortized over the period commencing from date of issue to May 31, 2000.

On March 14, 2000, the Company entered into a Waiver and Lock-up Agreement with BSB, pursuant to which BSB waived any rights to adjustment that it may have under the BSB Warrant. In addition, BSB agreed not to transfer the shares of Common Stock issuable to BSB upon conversion of the BSB Warrant until March 20, 2001 without the prior written consent of the Company.
The Company is in the process of negotiating a Consent, Waiver and Lock-Up Agreement with ANB, pursuant to which ANB would waive any rights to adjustment that it may have under the Securities Purchase Agreement and the bmp Warrant and agree to lock-up a certain percentage of its shares of Common
Stock that it beneficially owns for a period of one year. In addition, the Company would agree to include a percentage of the shares of the Company's Common Stock beneficially owned by ANB on a registration statement to be filed with the Securities and Exchange Commission by early May 2000.

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

 9. Subsequent Events

Private Placements

     The Company has issued an aggregate of 12,833,333 shares of Common Stock and 9,743,333 warrants in a series of private placements consummated between December 31, 1999 and the end of March 2000. The Company is expected to file a registration statement with the Securities and Exchange Commission by early May 2000 registering approximately 9,400,000 shares of Common Stock in such private placements. The Company raised an aggregate of $5,730,000 from such private placements at purchase prices ranging between $0.30 and $0.50 per share and warrant exercise prices ranging between $0.75 and $1.0625 per share. The warrants range between 4 to 5 year warrants. The Company is in discussions with certain other investors concerning up to an additional $4,300,000 of private placement financing. There can be no assurance that such additional financing can be consummated.


10. Commitments, Contingencies and Other Matters

Operating Leases

Rent expense under noncancellable operating leases was approximately $1,024,000, $963,000 and $674,000 for the years ended December 31, 1997, 1998 and 1999, respectively.

Future minimum payments under noncancellable operating leases, including the Finova lease agreement, at December 31, 1999, are as follows:

                 Year Ending
                 December 31,
               ----------------

                    2000                 1,006,748
                    2001                   605,207
                                        ----------
                                        $1,611,955
                                        ==========


Litigation

The Company is currently engaged in litigation with a former employee, Dr. Keith Evans, against whom the Company brought an action for breach of confidentiality obligations and defamation of character. Dr. Evans has responded with a counter claim alleging defamation of character and is seeking $500,000 in damages. The litigation is presently in the discovery stage. The Company believes the counter claim is without merit and is vigorously defending such action and further, believes that the ultimate outcome of such action will not have a material impact on the financial condition, results of operations or cash flows of the Company.

     Investigations. Since April 1998, the Company has been responding to informal requests for information from the Securities and Exchange Commission. In August 1998, the Company learned that in June 1998, the Commission had issued a formal order of investigation to determine whether violations of certain aspects of the federal securities laws had occurred in connection with the Company. Pursuant to this formal order of investigation, the Company and certain of its current and former officers and directors have produced documents pursuant to subpoenas from the Northeast Regional Office of the Commission. The Company does not know whether or not this investigation remains active and is not able to speculate as to the specific subject matter of the investigation. There can be no assurance as to the timeliness of the completion of the investigation or as to the final result thereof, and no assurance can be given that the final result of the investigation will not have a material adverse effect on the Company. The Company has cooperated with the investigation and has responded to all requests for information in connection with the investigation. No such requests for information has been forthcoming since late 1998.

In August 1998, the Company learned that the United States Attorney's Office for the Southern District of New York is investigating whether violations of securities laws have occurred in connection with the Company's public disclosures but has been informed that the Company is not presently a target of the investigation. The Company has cooperated fully with the investigation and has responded to a grand jury subpoena issued in connection with the investigation. The Company does not know whether or not this investigation remains active and is unable to speculate as to the outcome or possible effect of the investigation on the Company or its management. There can be no assurance as to the timeliness of the completion of the investigation or as to the final result thereof, and no assurance can be given that the final result of the investigation will not have a material adverse effect on the Company or its current management. Management believes that there are meritorious defenses to the issues raised by this investigation and intends to defend this matter vigorously.

     In November, 1999, an action was filed against the Company and several of its present and former officers and directors in the United States Federal Court for the District of Massachusetts entitled Geran v. Semiconductor Laser International Corporation, Whale Securities Co., LP, Geoffrey T. Burnham, Allen
W. Johnson, Jr., Theodore W. Konopelski, Susan M. Burnham, George Barrett, David
L. Koffman, Brian Thompson, and Nicholas L. Prioletti, Jr., No. CA99-30-251-MAP. The Complaint alleges violations by the defendants of Section 12(2) of the Securities Act of 1933 arising out of alleged misrepresentations by defendants as to the Company that allegedly induced plaintiff to purchase warrants to purchase the Company's stock. The Complaint seeks damages of $27,782.00. The Company believes it has meritorious defenses to this action and intends to defend the action vigorously and further, believes that the ultimate outcome of such action will not have a material impact on the financial condition or results of operations of the Company. As of December 31, 1999 the Company had not been served with the summons and complaint in this matter, although the company understands that several defendants who are current and former officers and directors of the Company may have received service.

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

The Company is currently engaged in litigation with IOS Capital Corporation, a vendor who is seeking to recover $55,821 on the basis of an alleged default by the Company in making its lease agreement installments for color copying equipment. The Company believes that the vendor was incapable of providing a working product acceptable to the Company and the equipment was returned to the vendor as a result. The Company believes that the ultimate outcome of the action will not have a material impact on the financial condition or results of operations of the Company.

The Company is currently engaged in a lawsuit with one of its customers, Rocky Mountain Instruments ("RMI"). RMI disputes the amounts owed to the Company regarding certain orders, has made claims regarding defects in certain of the units delivered and is currently late in making payments on such orders. The Company believes that RMI owes approximately $468,571 (including a late charge) to the Company. On November 2, 1999 SLI filed a Complaint and Jury Demand against RMI claiming, among other things, that RMI had breached its contract and failed to fulfill its promises relating to RMI's purchase of laser diodes from SLI. A trial date has not yet been established.

The Company's allowance for doubtful accounts includes an allowance for a receivable due from Rocky Mountain Instruments ("RMI") which is in dispute. On November 2, 1999 the Company filed a Complaint and Jury Demand against RMI for breach of contract. The court is in the process of establishing a date for a settlement conference.

Agreements

Technology License Agreement

The Company entered into a license agreement for certain technology. The agreement provides for a payment of $100,000 and 5,000 shares of the Company's restricted common stock, upon delivery of the technology. In addition, the Company will pay a royalty for sales utilizing this technology. As of December 31, 1999 the Company has made $10,000 of the required cash payments.

Orthogenesis Agreement

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

The Company has submitted a plan for the further development and commercialization of certain Licensed Products, including the transfer of technology and "know-how" from Northwestern University. The Company has paid royalties due to Northwestern University under the License Agreement and provided further information concerning the Company's satisfaction of the License Agreement milestones. As of March 20, 2000 the Company has met all of the requirements of the Northwestern License. The Company continues to develop this technology and expects to introduce new aluminum free products as time goes on.

Item 8. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

    None.

                                PART III


Item 9. Directors, Executive Officers; Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

Directors and Executive Officers

The Company's directors and executive officers are as follows:


         Name                 Age           Position with the Company
--------------------------    ---   --------------------------------------
Dr. Geoffrey T. Burnham ...... 51   Chairman of the Board of Directors,
                                    President, Chief Executive Officer
Susan M. Burnham ............. 44   Vice President, Treasurer and Director
Leonard E. Lundberg........... 53   Chief Financial Officer
George W. Hippisley........... 59   Director
Dr. Vincent Tomaselli......... 59   Director


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

George W. Hippisley was elected as a director of the Company in June 1999. Mr. Hippisley is currently the owner of Cohasset Enterprises, a sole-proprietorship founded in late 1997 to provide business developement consulting services to technology-intensive manufacturing firms and not-for-profit organizations. Since August of 1998, Mr.Hippisley has been a member of the Board of Directors, Secretary, and Executive Director of the Photonics Industry Association of New York, Inc. (PIANY),a not-for-profit New York corporation which has filed with the Internal Revenue Service for 501 (c)(6) trade association status. PIANY's mission is to promote the photonics, optics, and imaging industry of New York State. Since 1991 he has served as Executive Director of the New York Photonics Development Corporation, a 501 (c)(3) not-for-profit New York corporation, responsible for developeing and executing technology transfer and commercialization programs to improve the competitiveness of small and mid-size photonics manufacturing firms throughout New York State. From 1985 to 1990 Mr. Hippisley was Chief Operating Officer for Eagle Comtronics, Inc., a privately-held manufacturer of electronic filters and encryption systems for the CATV industry.

Dr. Vincent P. Tomaselli was elected as a director of the Company in September 1999. Dr. Tomaselli is Deputy Director for Business Development and Operations for the Center for Advanced Technology (CAT) at the City University Of New York
(CUNY). He has been associated with the CAT since its beginning in 1994. Concurrently, he also manages the Department of Energy-sponsored Center for Laser Imaging and Cancer Diagnostics and the NASA-sponsored Institutional Research Award program, both at City College of CUNY.He has been a member of the Board of Directors of the Photonics Industry Association of New York since its inception in 1998. From 1998 to 1990, he was Director of the Center for Photonics and Imaging Science and Professor of Electrical Engineering and Physics at Fairleigh Dickinson University. From 1984 to 1988, he was Assistant Dean for Research and Graduate Studies in the College of Science and Engineering at FDU. In 1988, he served as University Grants Administrator. From 1975 to 1984 he was Professor of Physics and Manager of the Physics Research Laboratory. During that time his research interests were in farinfrared spectroscopy, optical properties of particulate and biological materials, and instrument development. From 1990 to 1994, Dr. Tomaselli was a senior project scientist at Woodward-Clyde Consultants, a major consulting firm specializing in enviromental problems.He headed the program involving health issues related to low frequency
(ELF) electormagnetic fields, supervised and developed analytical and quality control procedures for a large-scale data management effort, served as computer services manager, and evaluated computer models. Dr. Tomaselli has a Ph.D. in physics from New York University and a BS and MS (Magna Cum Laude) in physics from Fairleigh Dickinson University. He was a member of the New Jersey Governor's Science Advisory Panel (1981-1983), and was listed in Who's Who in Optical Science and Engineering (1987), Who's Who in Science and Technology
(1983), and American Men and Women of Science(1981).

All directors hold office until the next annual meeting of shareholders and until their successors have been elected and duly qualified. Roger D. O'Brien, who served as a director during fiscal 1999, advised the Company of his resignation as a director of the Company, effective as of February 29, 2000. There has been no disagreement between the Company and Mr. O'Brien.
Edwin B. Spievack, who served as a director of the Company from May 1999 until the beginning of September 1999, advised the Company of his resignation as a director of the Company effective as of September 7, 1999. There has been no disagreement between the Company and Mr.Spievack.

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

Board Committees

The company has a Compensation Committee and Audit Committee.

Compensation Committee

The function of the Compensation Committee is to make recommendations to the Board with respect to compensation of executive officers. In addition, the Compensation Committee administers the Company's 1995 Stock Option Plan (the "Option Plan"), as amended, determining the persons to whom options should be granted and the number of options to be granted to such persons. The Compensation Committee also administers plans and programs relating to the employee benefits, incentives and compensation. Messrs. Hippisley and Tomaselli are the current members of the Compensation Committee.

Audit Committee

The function of the Audit Committee is to, among other things, make recommendations to the Board of Directors regarding the selection of independent auditors, review and evaluate the result and scope of the audit and other services provided by the Company's independent auditors, review the Company's financial statements and review and evaluate the Company's internal control functions. Messrs. Hippisley and Tomaselli are the current members of the Audit Committee.

Indemnification and Exculpation of Directors and Officers

Section 145 of the General Corporation Law of Delaware grants each corporation organized thereunder the power to indemnify its officers, directors, employees and agents on certain conditions against liabilities arising out of any action or proceeding to which any of them is a party by reason of being such officer, director, employee or agent. The Company's Bylaws and Certificate of Incorporation also provide for the indemnification of such persons, to the fullest extent permitted by the General Corporation Law of Delaware.The Company's Certificate of Incorporation provides that, with certain exceptions, no director of the Company will be liable to the Company for monetary damages as a result of certain breaches of fiduciary duties as a director. Exceptions to this include a breach of the director's duty of loyalty, acts or omission not in good faith or which involve intentional misconduct or knowing violation of law, improper declaration of dividends and transactions from which the director derived an improper personal benefit.

Section 16(a) Beneficial Ownership Reporting Compliance

To the Company's knowledge, based solely on review of the copies of such reports furnished to the Company and information furnished by the reporting person, during the fiscal year ended December 31, 1999 all
Section 16(a) filing requirements applicable to the Company's officers, directors and greater than 10% beneficial owners were complied with.

Item 10. Executive Compensation

Summary Compensation Table

The following table sets forth the cash and other compensation paid by the Company to Dr. Geoffrey T. Burnham, its President and Chief Executive Officer, during the fiscal years ended December 31, 1999, 1998 and 1997.
No other executive officer of the Company received aggregate compensation and bonuses which exceeded $100,000 during such years.

                        SUMMARY COMPENSATION TABLE

                                                                                 Long Term
                                                                                Compensation
                                              Annual Compensation                  Award
                                ----------------------------------------------- ------------
                                                                                 Securities
                                Year Ended                       Other Annual    Underlying
   Name and Principal Position  December 31,  Salary($) Bonus($) Compensation($)   Options
   ---------------------------  ------------  --------- -------- -------------- ------------
Dr. Geoffrey T. Burnham,            1999      $ 133,000    -         -             60,000(1)
  Chairman, President and           1998      $ 133,000    -         -               -
  Chief Executive Officer           1997      $ 127,395    -         -               -


     (1)There were 60,000 options to purchase Common Stock granted to Dr. Burnham during the fiscal year ended December 31, 1999 at an exercise price of $0.5156 per share.


                                         STOCK OPTION GRANTS AND EXERCISES

         The following stock options were granted to the following named executives during 1999:
Name                 Number of      % of Total     Exercise      Expiration         5%             10%
                     Securities       Options       Price          Date          Potential Realized Value at
                     Underlying      Granted to                                    Assumed Annual Rates of
                      Options        Employees                                   Stock Price Appreciation for
                                     in 1999 (1)                                       Option Term (2)




Geoffrey T. Burnham    60,000            20%        $0.5156     9/14/2003-05      $8,576         $19,038


___________

(1)      The Company granted stock options representing 301,400 shares of our common stock to employees during the fiscal year ended December 31, 1999.

(2)      The potential realizable value illustrates value that might be realized upon exercise of the options immediately prior to the expiration of their terms, assuming the specified compounded rates of appreciation of the market price per share from the date of grant to the end of the option term. Actual gains, if any, on stock option exercises are dependent upon a number of factors, including the future performance of the common stock and the timing of option exercises, as well as the optionee's continued
         employment through the vested period. There can be no assurance that the amounts reflected in this table will be achieved.


Aggregated Option Exercise During Fiscal 1999 and Year End Option Values

     The following table sets forth information concerning outstanding options to purchase Common Stock held by Dr. Burnham as of the fiscal year ended December 31, 1999. Dr. Burnham did not exercise any options during fiscal 1999.

                                                             Number of Securities             Value of Unexercised
                                                        Underlying Unexercised Options     "In-the-Money" Options at
                                                             at Fiscal Year-End(#)                   Fiscal
                                                                                                   Year-End($)
---------------------------- -------------- ----------- --------------- ---------------- --------------- ---------------
           Name                 Shares        Value      Exercisable     Unexercisable    Exercisable    Unexercisable
                              Acquired on    Realized
                               Exercise
---------------------------- -------------- ----------- --------------- ---------------- --------------- ---------------
  Dr. Geoffrey T. Burnham         -0-          -0-          39,404          60,000            9,729(1)         -0-
---------------------------- -------------- ----------- --------------- ---------------- --------------- ---------------

         (1) Based upon an estimated fair market value of $0.2969 per share of Common Stock as of December 31,
         1999, less the $0.050 exercise price of such options.



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

Item 11.  Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information as of March 28, 2000 based on information obtained from the persons named below, relating to the beneficial ownership of shares of Common Stock by (i) each beneficial owner of more than 5% of the outstanding Common Stock, (ii) each director,
(iii) each named executive officer and (iv) all current executive officers and directors of the Company as a group.


                                        Amount and Nature   Percentage of
                                          of Beneficial   Outstanding Shares
Name and Address of Beneficial Owner(1)   Ownership (2)       Owned (2)
--------------------------------------- ----------------- ------------------

Geoffrey T. Burnham.....................    431,894(3)           1.1%

Susan M. Burnham........................    431,894(4)           1.1%

Leonard E. Lundberg.....................        0                 *

George W. Hippisley.....................      8,666(5)            *
1101 Floyd Avenue
Rome, NY  07840

Vincent Tomaselli.......................        0                 *
30 West Broadway
New York, NY 10007

Rennes Foundation....................... 19,666,666(6)          47.9%
Aeulestrasse 38
FL - 9490 Kaduz
Germany

ANB Alster Neue Beteiligungs GmbH & Co..  7,872,650(7)          17.1%
Neuer Wall 20
20354 Hamburg
Germany

Strategic Management Corporation........  2,800,000(8)           6.8%
282 Katona Avenue
Katona, NY 10536

All Directors and executive officers as
      a group (5 persons)...............    872,454(9)           2.1%


_________________

* Less than 1%
(1) Unless otherwise indicated, the address of each beneficial owner identified is 15 Link Drive, Binghamton, NY 13904.
(2) Unless otherwise indicated, the Company believes that all persons named in the table have sole voting and investment power with respect to all shares of Common Stock beneficially owned by them.
      A person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days from March 31, 2000 upon the exercise of options, warrants or convertible securities.
      Each beneficial owner's percentage ownership is determined by assuming that options, warrants or convertible securities that are held by such person (but not those held by any other person) and which are exercisable within 60 days of March 31, 2000 have been exercised or converted. Assumes a base of 12,150,832 shares of Common Stock outstanding, before any consideration is given to outstanding options or warrants.
(3) Includes 23,823 shares held in trust by Dr. Burnham as trustee, as to which Dr. Burnham disclaims any beneficial interest; 4,925 shares, and 4,925 shares issuable upon exercise of Private Warrants (as defined in Footnote 8), held in an IRA trust for the benefit of Dr. Burnham; certain non-plan options to purchase 39,404 shares; and 165,405 shares owned by Susan Burnham,the wife of Dr. Burnham, and 31,000 shares issuable upon the exercise of options granted to Ms. Burnham pursuant to the Company's 1995 Stock Option Plan, as amended(the "Option Plan"), as to which Dr.
      Burnham disclaims any beneficial interest.
(4) Includes 162,412 shares owned by Dr. Burnham; 23,823 shares held in trust by Dr. Burnham as trustee; 4,925 shares, and 4,925 shares issuable upon exercise of Private Warrants, held in an IRA trust for the benefit of Dr. Burnham; and 39,404 shares issuable upon exercise of certain non-plan options held by Dr. Burnham, as to all of which Susan Burnham disclaims any beneficial interest; and 31,000 shares issuable upon the exercise of Option Plan options granted to Ms. Burnham.
(5)   Consists of Option Plan options to purchase 8,666 shares.
(6) Consists of 11,333,333 shares of common stock and 8,333,333 warrants to purchase common stock
(7) Consists of 2,372,650 shares of common stock and 500,000 warrants to purchase common stock and 5,000,000 shares of common stock convertible from 1,000,000 shares of preferred stock on a 5 to 1 conversion basis
(8) Consists of 1,400,000 shares of common stock and 1,400,000 warrants to purchase common stock
(9) Includes an aggregate of 84,070 shares of Common Stock issuable upon the exercise of Option Plan options, certain non-plan options and warrants (the "Private Warrants"), through April 1995 to investors in the Company's December 1994 private placement, to purchase 4,925 shares of Common Stock purchased by Dr. Burnham and warrants purchased in the Company's initial public offering.

Item 12.  Certain Relationships and Related Transactions

Currently, there are no such transactions. Any future transactions, if any, between the Company and its officers, directors and/or greater than 5% shareholders will be on terms no less favorable to the Company than could be obtained from independent third parties and will be approved by a majority of the independent, disinterested directors of the Company.


Item 13. Exhibits, List and Reports on Form 8-K.

(a) Exhibits.

3.1   By-Laws of the Company.(1)
3.2   Certificate of Ownership and Merger.(1)
* 3.3 Certificate of Amendment to the Company's Certificate of Incorporation filed March 6, 2000
4.1 Form of Underwriter's Warrant Agreement, dated as of March 19, 1996, between the Company and Whale Securities Co., L.P.(2)
4.2   Form of Warrant Agreement dated as of March 19, 1996, among the
      Company, Whale Securities Co., L.P. and American Stock Transfer &
      Trust Company.(2)
4.3   Warrant, dated January 3, 1997, between the Company and Finova
      Technology Finance, Inc.(4)
4.4 Corrected Certificates of Designations of Series A 8% Convertible Preferred Stock.(3)
4.5 Certificate of Correction of Certificate of Designations of Series A 8% Convertible Preferred Stock, filed with the Secretary of the State of Delaware on November 4, 1997.(3)
4.6 Certificate of Correction of Certificate of Designations of Series A 8% Convertible Preferred Stock, filed with the Secretary of the State of Delaware on December 15, 1997.(3)
4.7 Specimen Certificate of Registrant's Series A 8% Convertible Preferred Stock.(3)
4.8   Specimen Certificate of Registrant's Common Stock.(2)
4.9 Form of Warrant dated October 23, 1997 between the Registrant and World Capital Funding, Inc.(3)
4.10  Form of Warrant between the Registrant and Marketing Direct Concepts,
      Inc.(3)
4.11 Form of Subscription Agreement between the Registrant and each purchaser of the Registrant's Series A 8% Convertible Preferred Stock.(3)
4.12 Form of Option Agreement dated October 27, 1997 between the Registrant and State Street Securities, Inc.(3)
4.13 Amendment to Option Agreement dated December 30, 1997 between the Registrant and State Street Securities, Inc.(3)
4.14  Form of Voting Proxy.(3)
4.15  Warrant between the Registrant and BSB Bank & Trust Company(5)
4.16 Form of Certificate of Designations of Series B Convertible Preferred Stock of the Registrant.(6)
* 4.17 Form of Warrant dated March 20, 2000 issued to Strategic Management Corporation and to Rennes Foundation.
* 4.18 Waiver and Lock-Up Agreement dated March 14, 2000 by BSB Bank and Trust Company
10.1 License Agreement, dated June 3, 1994, by and between the Company and the Air Force. (1)

10.2  CRDA, dated January 19, 1994 between the Company and Wright
      Laboratories of the Air Force.(2)
10.3  Amendment, effective January 19, 1994 to CRDA between the Company and Wright Laboratories of the Air Force.(2)
10.4  CRDA, dated May 1995, between the Company and Rome Laboratory of the
      Air Force.(2)
10.5  Employment Agreement, dated as of October 1, 1995 between the
      Company and Geoffrey T. Burnham.(2)
10.6  Employment Agreement, dated as of October 1, 1995 between the
      Company and Susan M. Burnham.(2)
10.7  Employment Agreement, dated as of October 1, 1995, by and between the Company and Theodore W. Konopelski.(2)
10.8  Consulting Agreement, dated November 10, 1995, by and between the
      Company and George W. Barrett.(2)
10.9  1995 Stock Option Plan of the Company.(2)
10.10 Real Property Lease, dated as of August 23, 1995, by and between Manufacturers and Traders Trust Company and the Company.(2)
10.11 Form of Private Warrants (2)
10.12 Form of Consulting Agreement between the Company and Whale
      Securities Co., L.P.(2)
10.13 Master Equipment Lease Agreement with Finova(4)
10.14 Northwestern License(4)
10.15 Line of Credit Commitment Letter between the Registrant and BSB
      Bank & Trust Company(5)
10.16 Amendment to Line of Credit Commitment Letter between the
      Registrant and BSB Bank & Trust Company(5)
10.17 Securities Purchase Agreement, dated February 5, 1999, between the Registrant and bmp Mobility AG Venture Capital, together with the Form of the Certificate of Designations, Preferences and Rights of Series B Convertible Preferred Stock of the Registrant, the Registration Rights Agreement, and the Opinion of Counsel to the Registrant(5)
10.18 Registration Rights Agreement, dated February 5, 1999, between the Registrant and bmp Mobility AG Venture Capital(5)
10.19 Amendment No. 1 to Securities Purchase Agreement, dated as of April 28, 1999, between the Company and bmp Mobility AG Venture Capital.(6)
10.20 Consulting Agreement, dated as of April 28, 1999 between the Company and bmp Management Consultants GmbH.(6)
10.21 Common Stock Purchase Warrant, dated June 26,1999, issued to bmp.(7)
10.22 Form of Securities Purchase Agreement.(7)
10.23 Form of Registration Rights Agreement (Exhibit A to Form of Securities Purchase Agreement).(7)
10.24 Promissory Note from BSB Bank & Trust.(7)
10.25 Joint Venture Agreement, dated as of September 28,1999, by and between the Company and Orthogenesis Systems, Inc.(8)
10.26 Forbearance Letter Agreement, dated November 18, 1999, between the Company and FINOVA.(8)
* 10.27 Form of Subscription Agreement dated as of February 25, 2000 between the Registrant and Rennes Foundation and the Registrant and Nasser Sahraian
* 10.28 Form of Securities Purchase Agreement dated as of March 20, 2000 by and among the Registrant and Strategic Management Corporation and
        Rennes Foundation
* 10.29 Registration Rights Agreement dated as of March 20,2000 by and among the Registrant and Strategic Management Corporation and Rennes
        Foundation
* 10.30 Form of Mortgage and Security Agreement dated January 31,2000, between Broome County Industrial Development Agency, the Registrant and BSB.
* 10.31 Form of Subscription Agreement dated as of December 31, 1999 between the Registrant and Michael Kachmarik
* 27.1  Financial Data Schedule
----------
  *   Filed herewith

(1) Incorporated by reference to Registrant's Annual Report on Form 10KSB for the year ended December 31, 1997.

(2) Incorporated by reference to Registrant's Registration Statement on Form S-1 (Reg. No. 333-754) which was declared effective by the Securities and Exchange Commission on March 19, 1996.

(3) Incorporated by reference to Registrant's Registration Statement on
Form S-3 (Reg. No. 333-39879) which was declared effective on January 14, 1998.

(4) Incorporated by reference to Registrant's Annual Report on Form 10KSB for the year ended December 31, 1996.

(5) Incorporated by reference to Registrant's Annual Report on Form 10KSB for the year ended December 31, 1998.

(6) Incorporated by reference to Registrant's Quarterly Report on Form 10QSB for the quarter ended March 31, 1999.

(7) Incorporated by reference to Registrant's Quarterly Report on Form 10QSB for the quarter ended June 30, 1999.

(8) Incorporated by reference to Registrant's Quarterly Report on Form 10QSB for the quarter ended September 30, 1999.

(b) Reports on Form 8-K

     None

                                SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             SEMICONDUCTOR LASER INTERNATIONAL CORPORATION



         March 30, 2000            By: /s/  Geoffrey T. Burnham
                                      ______________________________

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


         Signature                      Title                     Date


/s/   Geoffrey T. Burnham
-----------------------------  Chairman of the Board, President
      Geoffrey T. Burnham      and Chief Executive Officer
                               (Principal Executive Officer)  March 30, 2000

/s/   Susan M. Burnham
----------------------------   Vice President, Treasurer
      Susan M. Burnham         and Director                   March 30, 2000

/s/   Leonard E. Lundberg
------------------------------ Chief Financial Officer,
      Leonard E. Lundberg      Principal Financial Officer
                               and Principal Accounting
                               Officer                        March 30, 2000

/s/   George W. Hippisley
-----------------------------
      George W. Hippisley      Director                       March 30, 2000

/s/   Dr. Vincent Tomaselli
-----------------------------
      Dr. Vincent Tomaselli    Director                       March 30, 2000

[TYPE]    EX-3.3

                            CERTIFICATE OF AMENDMENT
                                      TO THE
                          CERTIFICATE OF INCORPORATION
                                      OF
                     SEMICONDUCTOR LASER INTERNATIONAL CORPORATION

        (Pursuant to Sections 242 of the Delaware General Corporation Law)

     SEMICONDUCTOR LASER INTERNATIONAL CORPORATION, a corporation organized and existing under the General Corporation Law of the State of Delaware, does hereby certify that:

     FIRST: The name of the corporation is Semiconductor Laser International Corporation.

     SECOND: The Board of Directors of the Corporation duly adopted a resolution proposing and declaring it advisable that the first paragraph of Article FOURTH of the Certificate of Incorporation of the Corporation be amended in its entirety to read as follows:

     The total number of shares of all classes of capital stock which the Corporation shall have the authority to issue is eighty million (80,000,000) shares divided into two classes of which five million (5,000,000) shares of par value $.01 per share shall be designated Preferred Stock and seventy five million (75,000,000) shares of par value $.01 per share shall be designated Common Stock.

     THIRD:   This  amendment  to  the  Certificate  of   Incorporation  of  the
Corporation  was duly adopted in accordance  with the  applicable  provisions of
Section 242 of the Delaware General Corporation Law.

     FOURTH: This amendment to the Certificate of Incorporation of the Corporation shall be effective on and as of the date of filing of this Certificate of Amendment with the office of the Secretary of State of the State of Delaware.


                                       SEMICONDUCTOR LASER INTERNATIONAL
                                       CORPORATION


                                       By:___________________________________
                                       Name:  Geoffrey T. Burnham
                                       Title: President, Chief Executive Officer
                                              and Chairman of the Board

[TYPE]    EX-4.17

THE SECURITIES REPRESENTED HEREBY HAVE NOT BEEN REGISTERED UNDER THE SECURITIES ACT OF 1933 (THE "ACT") OR UNDER ANY STATE SECURITIES LAWS. THESE SECURITIES MAY NOT BE SOLD, TRANSFERRED OR ASSIGNED WITHOUT (A) REGISTRATION UNDER THE ACT AND APPLICABLE STATE SECURITIES LAWS OR (B) RECEIPT BY THE COMPANY OF AN OPINION OF COUNSEL SATISFACTORY TO THE COMPANY THAT SUCH REGISTRATION IS NOT REQUIRED.
                    _________________________________________

                       WARRANT TO PURCHASE COMMON STOCK

                                    OF

                  SEMICONDUCTOR LASER INTERNATIONAL CORPORATION

                     ______________________________________


No. 1 of ________


     FOR VALUE RECEIVED, __________________, or its permitted assigns (the "Holder"), is entitled to purchase, subject to the provisions of this Warrant, from Semiconductor Laser International Corporation, a Delaware corporation (the "Company"), up to _____________ shares of common stock, par value $.01 per share ("Common Stock"), of the Company at any time or from time to time after __________, 2000 and before 4:00 P.M., New York City time, on __________, 2004
(the "Termination Date"), at a price per share equal to $.75 (the "Exercise Price"). The number of shares of Common Stock to be received upon the exercise of this Warrant and the Exercise Price may be adjusted from time to time as hereinafter set forth. The shares of Common Stock deliverable upon any exercise of this Warrant are hereinafter sometimes referred to as "Warrant Shares". This Warrant is issued by the Company pursuant to the Securities Purchase Agreement dated as of ___________, 2000 (the "Purchase Agreement") among the Company and each of the purchasers named on the signature pages thereto and shall be entitled to the rights set forth therein, including certain registration rights relating to the Warrant Shares.

     (a) EXERCISE OF WARRANT. This Warrant may be exercised in whole or in part at any time or from time to time after __________, 2000 until the Termination Date; provided, that, if the date of exercise shall be a day on which banking institutions in the State of New York shall be authorized by law to close, then the Warrant shall be exercisable on the next succeeding day which shall not be such a day; and provided, further, that the Holder shall exercise this Warrant for a number of Warrant Shares in a minimum amount equal to the lesser of (i) 20,000 Warrant Shares and (ii) such number of Warrant Shares (including any fraction of a share) that shall remain issuable upon exercise of the Warrant in full. This Warrant may be exercised by presentation and surrender hereof to the Company at its principal office, or at the office of its stock transfer agent, if any, with the Purchase Form annexed hereto duly executed and accompanied by payment of the Exercise Price for the number of Warrant Shares specified in such Form. As soon as practicable after each such exercise, but not later than five
(5) business days following the date of such exercise, the Company shall issue and deliver to the Holder a certificate or certificates for the Warrant Shares issuable upon such exercise, registered in the name of the Holder or its designee(s). If this Warrant shall be exercised in part, the Company shall, upon surrender of the Warrant for cancellation, execute and deliver a new Warrant evidencing the rights of the Holder thereof to purchase the balance of the Warrant Shares purchasable hereunder. Upon receipt by the Company of the Warrant at its office, or by the stock transfer agent of the Company at its office, in proper form for exercise and accompanied by proper payment, the Holder shall be deemed to be the holder of record of the Warrant Shares issuable upon such exercise, notwithstanding that the stock transfer books of the Company shall then be closed or that certificates representing such shares of Common Stock shall not then have been physically delivered to the Holder.

     (b) RESERVATION OF SHARES. The Company covenants and agrees that it shall at all times reserve for issuance and delivery upon exercise of the Warrant such number of shares of Common Stock as shall be required for issuance and delivery upon exercise of the Warrant. In addition, the Company further covenants and agrees that all Warrant Shares, upon issuance, shall be duly and validly issued, fully paid and non-assessable and no personal liability shall attach to the Holder.

     (c) FRACTIONAL SHARES. No fractional shares of Common Stock shall be issued upon exercise of this Warrant. All fractional shares shall be eliminated by rounding any fraction to the nearest whole number of shares of Common Stock.

     (d) EXCHANGE, TRANSFER, ASSIGNMENT OR LOSS OF WARRANT. This Warrant shall be exchangeable, without expense, at the option of the Holder, upon presentation and surrender hereof to the Company, or at the office of its stock transfer agent, for other Warrants of different denominations entitling the Holder thereof to purchase in the aggregate the same number of shares of Common Stock purchasable hereunder. Upon surrender of this Warrant to the Company or the office of its stock transfer agent, with the Assignment Form annexed hereto duly executed and funds sufficient to pay any transfer tax, the Company, without charge, shall execute and deliver new Warrants in the name of the assignee named in such instrument of assignment and this Warrant shall be cancelled promptly, provided that the Company shall receive from the Holder an opinion of counsel satisfactory to the Company that such assignment, as contemplated by the Holder, shall not violate applicable Federal or state securities laws. This Warrant may be divided or combined with other Warrants which carry the same rights upon presentation hereof at the principal office of the Company or the office of its stock transfer agent, together with a written notice, signed by the Holder hereof, specifying the names and denominations in which new Warrants are to be issued. The term "Warrants" as used herein shall include any warrants into which this warrant may be divided or exchanged. Upon receipt by the Company of evidence satisfactory to it of the loss, theft, destruction or mutilation of this Warrant, and (in the case of loss, theft or destruction) of reasonably satisfactory indemnification, and upon surrender and cancellation of this Warrant, if mutilated, the Company shall execute and deliver a new Warrant of like tenor and date.

                                     -2-

     (e) RIGHTS OF HOLDER. The Holder shall not, until the exercise hereof of the Warrant, be entitled to any rights of a stockholder in the Company, either at law or equity, and the rights of the Holder shall be limited to those expressed herein.

     (f) ANTI-DILUTION PROVISIONS. The Exercise Price in effect at any time and the number and kind of securities purchasable upon the exercise of this Warrant shall be subject to adjustment from time to time upon the happening of any of the following events:

     (i) In the event that the Company shall issue or sell any shares of Common Stock (except as provided in paragraph (f)(v) hereof) for a consideration per share less than the greater of (A) 75% of the Exercise Price in effect immediately prior to such issue or sale and (B) 75% of the Market Price (as defined in Paragraph (f)(ii)(G) hereof) on the date of such issue or sale, then the Exercise Price, as of the date of such issue or sale, shall be reduced to such lesser price (calculated to the nearest cent) as shall be determined by multiplying the Exercise Price in effect immediately prior thereto by a fraction, the numerator of which shall be the sum of (x) the number of shares of Common Stock outstanding immediately prior to the issuance or sale of such additional shares and (y) the number of shares of Common Stock which the aggregate consideration received for the issuance or sale of such additional shares would purchase at the greater of the Market Price on the date of such issue or sale or the Exercise Price then in effect, and the denominator of which shall be the number of shares of Common Stock outstanding immediately after the issuance or sale of such additional shares.

  (ii) For the purposes of paragraph (f)(i) above, the following subparagraphs
(A) to (G), inclusive,  shall be  applicable:

     (A) If at any time the Company shall issue or sell any rights to subscribe for, or any rights or options to purchase, Common Stock or any stock or other securities convertible into or exchangeable for Common Stock (such convertible or exchangeable stock or securities being hereinafter called "Convertible Securities"), whether or not such rights or options or the right to convert or exchange any such Convertible Securities shall be immediately exercisable, and the price per share for which Common Stock shall be issuable upon the exercise of such rights or options or upon conversion or exchange of such Convertible Securities (determined by dividing (1) the total amount, if any, received or receivable by the Company as consideration for the granting of such rights or options, plus the minimum aggregate amount of additional consideration payable to the Company upon the exercise of such rights or options, plus, in the case of any such rights or options which shall relate to Convertible Securities, the minimum aggregate amount of additional consideration, if any, payable upon the issue or sale of such Convertible Securities and upon the conversion or exchange thereof, by (2) the total number of shares of Common Stock issuable upon the exercise of such rights or options or upon the conversion or exchange of all such Convertible Securities issuable upon the exercise of such rights or options) shall be less than the greater of (x) the Exercise Price in effect immediately prior to the time of the issue or sale of such rights or options and
(y) the Market Price on the date of such issue or sale, then the total number of shares of Common Stock issuable upon the exercise of such rights or options or upon conversion or exchange of the total amount of such Convertible Securities issuable upon the exercise of such rights or options shall (as of the date of granting of such rights or options) be deemed to be outstanding and to have been issued for such price per share, and except as provided in paragraph (f)(iv), no further adjustments of the Exercise Price shall be made upon the actual issue of such Common Stock or of such Convertible Securities, upon the exercise of such rights or options or upon the actual issue of such Common Stock upon conversion or exchange of such Convertible Securities.

     (B) If at any time the Company shall issue or sell any Convertible Securities, whether or not the rights to exchange or convert thereunder shall be immediately exercisable, and the price per share for which Common Stock shall be issuable upon such conversion or exchange (determined by dividing (1) the total amount received or receivable by the Company as consideration for the issue or sale of such Convertible Securities, plus the minimum aggregate amount of additional consideration, if any, payable to the Company upon the conversion or exchange thereof, by (2) the total number of shares of Common Stock issuable upon the conversion or exchange of all such Convertible Securities) shall be less than the greater of (x) the Exercise Price in effect immediately prior to the time of such issue or sale and (y) the Market Price on the date of such issue or sale, then the total number of shares of Common Stock issuable upon conversion or exchange of all such Convertible Securities shall (as of the date of the issue or sale of such Convertible Securities) be deemed to be outstanding and to have been issued for such price per share, and, except as provided in paragraph (f)(iv), no further adjustments of the Exercise Price shall be made upon the actual issue of such Common Stock, upon conversion or exchange of such Convertible Securities. In addition, if any issue or sale of such Convertible Securities shall be made upon exercise of any rights to subscribe for or to purchase or any option to purchase any such Convertible Securities for which adjustments of the Exercise Price shall have been or shall be made pursuant to other provisions of this paragraph (f)(ii), no further adjustment of the Exercise Price shall be made by reason of such issue or sale.

     (C) If at any time the Company shall declare and pay a dividend or make any other distribution upon the Common Stock payable in Common Stock or Convertible Securities, any such Common Stock or Convertible Securities, as the case may be, issuable in payment of such dividend or distribution shall be deemed to have been issued or sold without consideration; provided, that this provision shall not apply to any shares of Common Stock issuable for additional consideration upon conversion of such Convertible Securities. (D) If at any time any shares of Common Stock or Convertible Securities or any rights or options to purchase any such Common Stock or Convertible Securities shall be issued or sold for cash, the consideration received therefor shall be deemed to be the amount received by the Company therefor, without deduction therefrom of any expenses incurred or any underwriting commissions or concessions or discounts paid or allowed by the Company in connection therewith. In case any shares of Common Stock or Convertible Securities or any rights or options to purchase any such Common Stock or Convertible Securities shall be issued or sold for a consideration other than cash, the amount of the consideration other than cash received by the Company shall be deemed to be the fair value of such consideration as determined by the Board of Directors, without deduction therefrom of any expenses incurred or any underwriting commissions or concessions or discounts paid or allowed by the Company in connection therewith. In case any shares of Common Stock or Convertible Securities or any rights or options to purchase any such Common Stock or Convertible Securities shall be issued in connection with any merger of another corporation into the Company, the amount of consideration therefor shall be deemed to be the fair value of such merged corporation as determined by the Board of Directors reduced by all cash and other consideration (if any) paid by the Company in connection with such merger.

     (E) If at any time the Company shall fail to set a record date of the holders of Common Stock for the purpose of entitling them (1) to receive a dividend or other distribution payable in Common Stock or in Convertible
Securities, or (2) to subscribe for or purchase Common Stock or Convertible Securities, then such record date shall be deemed to be the date of the issue or sale of the shares of Common Stock deemed to have been issued or sold upon the declaration of such dividend or the making of such other distribution or the date of the granting of such right of subscription or purchase, as the case may be.

     (F) The number of shares of Common Stock outstanding at any given time shall not include shares owned or held by or for the account of the Company, provided that such shares are neither issued, sold or otherwise distributed by the Company.

     (G) For purposes hereof, the "Market Price" shall mean the national best bid price of the Common Stock as shown on the NASD's OTC Bulletin Board Service as of 4:00 p.m. Eastern time on any day, or, if the Common Stock shall be quoted on The Nasdaq National Market or The Nasdaq SmallCap Market or listed on a national securities exchange, the closing sale price as of 4:00 p.m. Eastern time on such principal market or national securities exchange on which the Common Stock may be listed. If at any time the Common Stock shall not be traded on the OTC Bulletin Board Service or quoted or listed on the Nasdaq National Market or The Nasdaq SmallCap Market or a national securities exchange, the "Market Price" of a share of Common Stock shall be deemed to be the higher of
(x) the book value thereof (as determined by any firm of independent public accountants of nationally recognized standing selected by the Board of Directors) as of the last day of any month ending within 60 days preceding the date of determination, or (y) the fair value thereof (as determined in good faith by the Board of Directors) as of a date which shall be within 15 days of the date of determination.

     (iii) In case at any time the Company shall subdivide its outstanding shares of Common Stock into a greater number of shares, the Exercise Price in effect immediately prior to such subdivision shall be proportionately reduced. In case at any time the outstanding shares of Common Stock of the Company shall be combined into a smaller number of shares, the Exercise Price in effect immediately prior to such combination shall be proportionately increased.

     (iv) If the purchase or exercise price provided for in any right or option referred to in paragraph (f)(ii)(A), or the rate at which any Convertible Securities referred to in paragraph (f)(ii)(A) or (B) shall be convertible into or exchangeable for Common Stock, shall change or a different purchase or exercise price or rate shall become effective at any time or from time to time, then, upon such change becoming effective, the Exercise Price then in effect hereunder shall forthwith be increased or decreased to such Exercise Price as would have been in effect had the adjustments made upon the granting or issuance of such rights or options or Convertible Securities been made upon the basis of
(A) the issuance of the number of shares of Common Stock theretofore actually delivered upon the exercise of such options or rights or upon the conversion or exchange of such Convertible Securities and (B) the granting or issuance at the time of such change of any such options, rights or Convertible Securities then still outstanding for the consideration, if any, received by the Company therefor and to be received on the basis of such changed price; provided, that no further adjustment will be made if the change in such purchase or exercise price or rate shall occur pursuant to the anti-dilution provisions of such right or option or Convertible Securities and there shall have already been a similar adjustment to the Exercise Price or rate as a result of the same transaction that precipitated the change in such purchase or exercise price or rate.

     (v) Notwithstanding the foregoing, the Company shall not be required to make any adjustment to the Exercise Price in the case of:

     (A) the granting, after the date hereof, by the Company of stock options with respect to shares of Common Stock under stock option plans of the Company, so long as the total number of shares of Common Stock issuable pursuant to (i) stock options outstanding as of any such date, including stock options then granted (but not including any terminated or exercised options), and (ii) stock options available to be granted, shall not exceed, in the aggregate, six million of the total outstanding number of shares of Common Stock as of any such date;

     (B) the issuance of shares of Common Stock pursuant to the exercise of the options referred to in paragraph (f)(v)(A) above;

     (C) the issuance of shares of Common Stock pursuant to the exercise of any options or warrants outstanding on the date hereof;

     (D) the issuance of shares of Common Stock pursuant to the Purchase Agreement or the Registration Rights Agreement;

     (E) the issuance of shares of Common Stock upon the exercise of any of the Warrants;

     (F) the issuance of shares of Common Stock pursuant to the acquisition of another corporation or entity by the Company by merger, purchase of all or substantially all of the assets or other reorganization whereby the Company shall become the owner of more than 50% of the voting power of such corporation or entity; and

     (G) the issuance of shares of Common Stock issued pursuant to any public offering and sale of equity securities of the Company pursuant to an effective registration statement under the Securities Act.

     (H) the issuance of shares of Common Stock privately placed for sale by the Company to a group of investors within thirty (30) days from the Closing Date (as defined in the Purchase Agreement); and

     (I) the issuance of warrants privately placed by the Company to a group of investors within thirty (30) days from the Closing Date (as defined in the Purchase Agreement).

     (vi) Whenever the Exercise Price payable upon exercise of this Warrant shall be adjusted pursuant to this paragraph (f), the number of Warrant Shares purchasable upon exercise hereof simultaneously shall be adjusted by multiplying the number of Warrant Shares issuable immediately prior to such adjustment by the Exercise Price in effect immediately prior to such adjustment and dividing the product so obtained by the Exercise Price, as adjusted.

     (g) OFFICER'S CERTIFICATE. The Company shall give notice to each record holder of the Warrants of any event or transaction that shall result in an adjustment in the Exercise Price, within five (5) business days thereof, at such Holder's address as the same appears on the books of the Company, including a computation of such adjustment and any adjustment in the number of Warrant Shares for which such Holder may exercise such Holder's Warrant and any further information as shall be necessary to confirm the computation of such adjustments.

     (h) CERTAIN NOTICES TO HOLDERS. If (i) the Company shall pay any dividend or make any distribution upon the Common Stock, (ii) the Company shall offer to the holders of the Common Stock for subscription or purchase by them any share of any class of capital stock or any other rights or (iii) any capital reorganization of the Company, reclassification of the capital stock of the Company, consolidation, merger or other business combination of the Company with or into another corporation, sale, lease or transfer of all or substantially all of the assets of the Company to another corporation, or voluntary or involuntary dissolution, liquidation or winding up of the Company shall be effected, then in any such case, the Company shall cause to be mailed by certified mail to the Holder, at least twenty (20) days prior to the date specified in (x) or (y) below, as the case may be, a notice containing a brief description of the proposed action and stating the date on which (x) a record date shall be established for the purpose of such dividend, distribution or rights offering or
(y) such reclassification, reorganization, consolidation, merger, conveyance, sale, lease, transfer, dissolution, liquidation or winding up shall take place and the date, if any to be fixed, as of which the holders of Common Stock or other securities shall receive cash or other property deliverable upon such reclassification, reorganization, consolidation, merger, conveyance, dissolution, liquidation or winding up.

     (i) RECLASSIFICATION, REORGANIZATION, MERGER OR OTHER BUSINESS COMBINATION. In case of any reclassification, capital reorganization or other change of outstanding shares of Common Stock, or in case of any consolidation, merger or other business combination of the Company with or into another corporation or other entity (other than a merger with a subsidiary in which merger the Company shall be the continuing corporation and which shall not result in any reclassification, capital reorganization or other change of outstanding shares of Common Stock of the class issuable upon exercise of this Warrant) or in case of any sale, lease or conveyance to another corporation or other entity of all or substantially all of the assets of the Company, the Company shall cause effective provisions to be made so that the Holder, by exercising this Warrant at any time after the consummation of such reclassification, change, consolidation, merger, sale, lease or conveyance, shall be entitled to receive the stock or other securities or property to which such Holder would have been entitled upon such consummation if such Holder had exercised this Warrant immediately prior to such consummation. Any such provision shall include provisions for adjustments which shall be as nearly equivalent as may be practicable to the adjustments provided for in this Warrant. The foregoing provisions of this paragraph (i) shall similarly apply to successive reclassifications, capital reorganizations and changes of shares of Common Stock and to successive consolidations, mergers, sales, leases or conveyances. In the event that, in connection with any such capital reorganization or reclassification, consolidation, merger, sale, lease or conveyance, additional shares of Common Stock shall be issued in exchange, conversion, substitution or payment, in whole or in part, for a security of the Company other than Common Stock, any such issue shall be treated as an issue of Common Stock subject to the provisions of paragraph (f) hereof.

     (j) REDEMPTION. The Company, upon thirty (30) days' prior written notice to the Holder, may elect to redeem all or part of this Warrant at a price equal to $0.01 per Warrant Share issuable upon the exercise hereof, if, but only if: (i) the Market Price shall have exceeded $.90 per share (adjusted as set forth in paragraph (f)(iii) hereof, if applicable) on each of the twenty (20) trading days for which quotes appear on the Common Stock ending on the business day prior to the date on which the notice of redemption shall be mailed to the Holder, (ii) the registration statement required to be filed under Section 2 of the Registration Rights Agreement, dated as of the date hereof, by and among the Company and the other parties signatory thereto, shall be effective and permit the sale of all Warrant Shares, and (iii) the Common Stock shall be trading on the OTC Bulletin Board Service, the NASDAQ National Market, the NASDAQ Small Cap Market or a national securities exchange. Any such redemption shall be effective on the thirtieth day following the date of such notice; provided, however, that the Holder may elect at any time prior to the effective date of redemption to exercise all or any portion of this Warrant in accordance with the terms hereof; and, provided further, that the Company's right to redeem this Warrant shall be suspended if the Warrant Shares may not be sold pursuant to an effective registration statement for any reason whatsoever or the Common Stock shall not be trading on the OTC Bulletin Board Service, the NASDAQ National Market, the NASDAQ Small Cap Market or a national securities exchange. The notice period shall then be extended for a period of time equal to the number of days during the notice period during which the registration statement shall not have permitted the sale of such Warrant Shares or the Common Stock shall not have been so listed and trading, as the case may be. The redemption price shall be payable in full, in cash, on the effective date of any redemption pursuant to this paragraph (j). A redemption notice delivered by the Company pursuant to this paragraph (j) shall be irrevocable. Notwithstanding the foregoing, the Company's right to redeem all or part of this Warrant may not be exercised if on the date on which the Company gives notice of such exercise the Market Price shall be less than $.90 per share (adjusted as set forth in paragraph (f)(iii) hereof, if applicable).

     (k) GOVERNING LAW. This Warrant shall be governed by and construed in accordance with the law of the State of New York.

     (l) NOTICES. Any notice required to be given or delivered to the Company under the terms of this Warrant shall be in writing and addressed to the Chief Financial Officer of the Company at its principal corporate offices. Any notice required to be given or delivered to the Holder shall be in writing and addressed to the Holder at the address indicated in the Purchase Agreement or to such other address as such party may designate in writing from time to time to the Company. All notices shall be deemed to have been given or delivered upon any of the following: (i) personal delivery; (ii) five (5) days after deposit in the United States mail by certified or registered mail (return receipt requested); (iii) one (1) business day after deposit with any nationally recognized overnight courier (prepaid); or (iv) one (1) business day after transmission by facsimile and receipt by the sender of written facsimile confirmation.


IN WITNESS WHEREOF, the Company has caused this Warrant to be signed and attested by the undersigned, each being duly authorized, as of the date below.

 Dated:  __________,  2000

                                            SEMINCONDUCTOR LASER
                                            INTERNATIONAL CORPORATION

                                            By:_______________________________
                                            Name:
                                            Title:


Attest:  ________________________
Name:
Title:


                               PURCHASE FORM

     The undersigned hereby irrevocably elects to exercise the Warrant to the extent of purchasing ____________ shares of Common Stock and hereby makes total payment of $______________ in payment of the Exercise Price multiplied by such number of shares.
___________________

                             ASSIGNMENT  FORM

     FOR VALUE  RECEIVED,  _____________________________________  hereby  sells, assigns and transfers unto
Name:  __________________________________
       (print in block  letters)

Social  Security No. or
Federal  Taxpayer  Identification  No.:_________________________________

Address:________________________________________________________
the right to purchase Common Stock represented by this Warrant to the extent of _________ shares of Common Stock as to which such right is exercisable and does hereby irrevocably constitute and appoint _________________________ as Attorney, to transfer the same on the books of the Company with full power of substitution.

Date____________________,    ____   Signature:   _______________________

                                    Name:

[TYPE]    EX-4.18

                          WAIVER AND LOCK-UP AGREEMENT

     Reference is made to the Common Stock Purchase Warrant, dated February 16, 1999 (the "Warrant"), issued to BSB Bank & Trust Company. The undersigned hereby waives any rights to adjustment in the Purchase Price (as defined in the Warrant) per share of the Company's Common Stock acquired through the exercise of the Warrant (the "Securities") in connection with a private placement of securities by the Company for an aggregate purchase price per share of at least $4 million closed during the next 30 days for a consideration per share less than the then current Market Price or the Lower Exercise Price (as such terms are defined in the Warrant). In addition, the undersigned agrees not to sell, make any short sale of, pledge, grant any option for the purchase of or otherwise dispose of the Securities, without the prior written consent of the Company until March 20, 2001. Before any transfer of the Securities may occur, the transferee thereof shall agree in writing to the terms hereof. This Waiver shall not operate as a waiver of any subsequent or future issuances and sales of equity securities by the Company.

Dated:March 14, 2000



                                         BSB BANK & TRUST COMPANY



                                         By:______________________
                                            Name:
                                            Title:

[TYPE]     EX-10.27


                  SEMICONDUCTOR LASER INTERNATIONAL CORPORATION



                            SUBSCRIPTION AGREEMENT



                          Dated as of December 31, 1999




                            SUBSCRIPTION AGREEMENT

     SUBSCRIPTION  AGREEMENT,  dated as of December 31, 1999 (this "Agreement"),
by  and  among  Semiconductor  Laser  International   Corporation,   a  Delaware
corporation (the "Corporation"), and _______________ (the "Subscriber").

                             W I T N E S S E T H:

     WHEREAS, the Corporation desires to sell and issue to the Subscriber, and the Subscriber desires to purchase and subscribe from the Corporation (i) 447,109 shares (the "Shares") of common stock, $.01 par value per share (the "Common Stock"), of the Corporation, and (ii) a warrant (the "Warrant") exercisable for an aggregate of 447,109 shares of Common Stock (the "Warrant Shares") which may be exercised in whole or in part at any time or from time to time commencing on the date hereof and prior to December 31, 2004 for an exercise price of $.45 per share; and

     WHEREAS, certain terms used in this Agreement are defined in Section 7.1 hereof.

     NOW, THEREFORE, in consideration of these premises, the mutual covenants and agreements hereinafter contained, and for other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, intending to be legally bound, the parties hereto hereby agree as follows:

     1. Sale and Purchase of the Shares and the Warrant. Subject to the terms and conditions of this Agreement, at the Closing, the Corporation shall sell and deliver to the Subscriber, and the Subscriber shall purchase and subscribe from the Corporation, the Shares of Common Stock and the Warrant.

     2. Purchase Price.

     2.1.  Amount of the  Purchase  Price.  The  aggregate  purchase  price (the
"Purchase Price") for the Shares of Common Stock and the Warrants being purchased by the Subscriber pursuant to Section 1 shall be One Hundred Thousand Dollars ($100,000) (calculated with reference to the ten day average closing price from December 16, 1999 to December 30, 1999 of the shares less a 10%
discount).  The  Purchase  Price  shall be payable as  provided  in Section  2.2 hereof.

     2.2. Payment of the Purchase Price. At the Closing Date, the Subscriber shall deliver the Purchase Price to the Corporation, which Purchase Price shall be payable by a certified or official bank check(s) payable to the order of the Corporation or wire transfer of immediately available funds. As soon as practicable after such payment, the Corporation shall deliver to the Subscriber (i) a certificate representing the Shares of Common Stock and (ii) the Warrant which shall contain customary antidilution protection and other customary terms.

     3. Closing. The closing of this Agreement (the "Closing") is scheduled to take place on December 31, 1999 at the offices of the Corporation, or at such other time, date or place as the parties hereto may mutually agree. The date on which the Closing is held is referred to in this Agreement as the "Closing Date."

     4. Representations and Warranties of the Corporation.

     The Corporation hereby represents and warrants to the Subscriber, that:

     4.1. Organization of the Corporation; Authority. The Corporation is duly formed, validly existing and in good standing under the laws of the jurisdiction of its formation. The Corporation has all requisite power and authority to enter into this Agreement, and to consummate the transactions contemplated hereby. The execution, delivery and performance by the Corporation of this Agreement and the consummation of the transactions contemplated hereby have been duly authorized by all necessary action on the part of the Corporation. This Agreement has been duly executed and delivered by the Corporation and, assuming that this Agreement constitutes a valid and binding obligation of the Subscriber, constitutes a valid and binding obligation of the Corporation, enforceable against the Corporation in accordance with its terms, subject to applicable bankruptcy, insolvency, reorganization, moratorium and similar laws affecting creditors' rights and remedies generally and subject as to enforceability, to general principles of equity (regardless of whether enforcement is sought in a proceeding at law or in equity).

     4.2. Consents of Third Parties. None of the execution and delivery by the Corporation of this Agreement, the consummation of the transactions contemplated hereby, or compliance by the Corporation with any of the provisions hereof will
(a) conflict with, or result in the breach of, any provision of the organizational documents of the Corporation, (b) conflict with, violate, result in the breach or termination of, or constitute a default (or an event which, with notice or lapse of time or both, would constitute a default) or give rise to any right of termination or acceleration or right to increase the obligations or otherwise modify the terms thereof under any Contract, Permit or Order to which the Corporation is a party or by which the Corporation or any of its properties or assets is bound, (c) constitute a violation of any Law applicable to the Corporation, or (d) result in the creation of any Lien upon the properties or assets of the Corporation.

     5. Representations and Warranties of the Subscriber.

     The Subscriber hereby represents and warrants to the Corporation, that:

     5.1. Capacity; Authorization. The Subscriber has the legal capacity to enter into this Agreement and to carry out their obligations hereunder. Assuming due execution and delivery by the Corporation of this Agreement, this Agreement will constitute a legal, valid and binding obligation of the Subscriber, enforceable against the Subscriber in accordance with its terms, subject to applicable bankruptcy, insolvency, reorganization, moratorium and similar laws affecting creditors' rights and remedies generally and subject, as to enforceability, to general principles of equity (regardless of whether enforcement is sought in a proceeding at law or in equity).

     5.2. Due Diligence. The Subscriber is an employee of the Corporation and is familiar with the business, operations and management of the Corporation. The Subscriber has had an opportunity to ask questions of and receive answers from the Corporation and its officers and other directors concerning the terms and conditions of the sale of the Shares of Common Stock and the Warrant, and has had an opportunity to obtain additional information from the Corporation to the extent deemed necessary or advisable by the Subscriber in order to verify the accuracy of the information obtained. The Subscriber has, to the extent deemed necessary by the Subscriber, consulted with his own advisors (including the Subscriber's attorney, accountant or investment advisor) regarding the Subscriber's investment in the Shares of Common Stock and the Warrant and understands the significance and effect of its representations, warranties, acknowledgments and agreements set forth in this Agreement. The Subscriber has, to the extent deemed necessary by the Subscriber, completed due diligence and an independent investigation concerning the Corporation and the terms and conditions of the sale of the Shares of Common Stock and the Warrant.

     5.3. Investment Purposes. (a) The Subscriber is acquiring the Shares of Common Stock for investment purposes only, for their own account, and not as a nominee or agent for any other Person, and not with a view to, or for resale in connection with, any distribution thereof within the meaning of the Securities Act, (b) the Subscriber has knowledge and experience in financial and business matters as to be capable of evaluating the merits and risks of their investment,
(c) the Subscriber is an "accredited investor" within the meaning of Rule 501 of Regulation D under the Securities Act (i.e., the Subscriber's net worth, or joint net worth with that of his spouse, at the time of his purchase of the Shares of Common Stock exceeds $1,000,000) and (d) the Corporation has made available to the Subscriber the opportunity to ask questions and to receive answers, and to obtain the information the Subscriber has deemed material and necessary to evaluate the merits and risks of this investment.

     5.4. Consents of Third Parties. None of the execution and delivery by the Subscriber of this Agreement, the consummation of the transactions contemplated hereby, or compliance by the Subscriber with any of the provisions hereof will
(a) conflict with, violate, result in the breach or termination of, or constitute a default (or an event which, with notice or lapse of time or both, would constitute a default) or give rise to any right of termination or acceleration or right to increase the obligations or otherwise modify the terms thereof under any Contract, Permit or Order to which the Subscriber is a party or by which the Subscriber or any of their properties or assets is bound; (b) constitute a violation of any Law applicable to the Subscriber; or (c) result in the creation of any Lien upon the properties or assets of the Subscriber. Other than those which have been obtained or made, no consent, waiver, approval, Order, Permit or authorization of, or declaration or filing with, or notification to, any Person or Governmental Body is required on the part of the Subscriber, in connection with the execution and delivery of this Agreement, or the compliance by the Subscriber with any of the provisions hereof.

     6. Transfer Restrictions; Private Placement.

     6.1. The Subscriber understands and agrees that none of the Shares of Common Stock, the Warrant or the Warrant Shares have been registered under the Securities Act, and that accordingly they will not be transferable except as permitted under various exemptions contained in the Securities Act, or upon satisfaction of the registration and prospectus delivery requirements of the Securities Act. The Subscriber acknowledges that it must bear the economic risk of the Shares of Common Stock for an indefinite period of time since they have not been registered under the Securities Act and therefore cannot be sold unless they are subsequently registered or an exemption from registration is available.

     6.2. The Subscriber agrees with the Corporation that the certificates evidencing the Shares of Common Stock sold pursuant to this Agreement shall be stamped or otherwise imprinted with a legend in substantially the following form:

         THE SECURITIES REPRESENTED BY THIS CERTIFICATE HAVE NOT BEEN REGISTERED UNDER THE SECURITIES ACT OF 1933, AS AMENDED, OR PURSUANT TO THE SECURITIES OR "BLUE SKY" LAWS OF ANY STATE.
         SUCH SECURITIES MAY NOT BE OFFERED, SOLD, TRANSFERRED, PLEDGED, HYPOTHECATED OR OTHERWISE ASSIGNED, EXCEPT PURSUANT TO (i) A REGISTRATION STATEMENT WITH RESPECT TO SUCH SECURITIES WHICH
         IS EFFECTIVE UNDER SUCH ACT, (ii) RULE 144 OR RULE 144A UNDER SUCH ACT, OR (iii) ANY OTHER EXEMPTION FROM REGISTRATION UNDER SUCH ACT, PROVIDED THAT, IF REQUESTED BY THE CORPORATION, AN OPINION
         OF COUNSEL REASONABLY SATISFACTORY IN FORM AND SUBSTANCE IS FURNISHED TO THE CORPORATION THAT AN EXEMPTION FROM THE REGISTRATION REQUIREMENTS OF SUCH ACT IS AVAILABLE.

     6.3. The legend endorsed on the certificates pursuant to Section 6.2 hereof shall be removed and the Corporation shall issue a certificate without such legend to the holder thereof at such time as the securities evidenced thereby cease to be restricted securities upon the earliest to occur of (i) a registration statement with respect to the sale of such securities shall have become effective under the Securities Act and such securities shall have been disposed of in accordance with such registration statement, (ii) the securities shall have been sold to the public pursuant to Rule 144 (or any successor provision) under the Securities Act, or (iii) such securities may be sold by the holder without restriction or registration under Rule 144(k) under the Securities Act (or any successor provision).

     7. Miscellaneous.

     7.1. Certain Definitions.

     "Contract" means any contract, agreement, indenture, note, bond, loan, instrument, lease, conditional sale contract, mortgage, license, franchise, insurance policy, commitment or other arrangement or agreement, whether written or oral.

     "Governmental Body" means any government or governmental or regulatory body thereof, or political subdivision thereof, whether federal, state, local or foreign, or any agency, instrumentality or authority thereof, or any court or arbitrator (public or private).

     "Law" means any applicable federal, state, local or foreign law (including common law), statute, code, ordinance, rule, regulation or other requirement or guideline.

     "Lien" means any mortgage, pledge, security interest, encumbrance, lien or charge of any kind, including, without limitation, any conditional sale or other title retention agreement, any lease in the nature thereof and the filing of or agreement to give any financing statement under the Uniform Commercial Code of any jurisdiction and including any lien or charge arising by statute or other law.

     "Order" means any order, injunction, judgment, decree, ruling, writ, assessment or arbitration award.

     "Person" means any individual, corporation, partnership, firm, joint venture, association, joint-stock company, trust, unincorporated organization, Governmental Body or other entity.

     "Securities Act" means the Securities Act of 1933, as amended.

     7.2. Counterparts. This Agreement may be executed simultaneously in two or more counterparts, each of which shall be deemed an original but all of which together shall constitute one and the same instrument.

     7.3. Further Assurances. The Corporation and the Subscriber each agree to execute and deliver such other documents or agreements as may be necessary or desirable for the implementation of this Agreement and the consummation of the transactions contemplated hereby.


     7.4. Severability. If any provision of this Agreement is invalid or unenforceable, the balance of this Agreement shall remain in effect.

     7.5. Entire Agreement; Amendments and Waiver. This Agreement represents the entire understanding and agreement among the parties hereto with respect to the subject matter hereof and can be amended, supplemented or changed, and any provision hereof can be waived, only by written instrument making specific reference to this Agreement signed by the parties hereto. No action taken pursuant to this Agreement, including without limitation, any investigation by or on behalf of any party, shall be deemed to constitute a waiver by the party taking such action of compliance with any representation, warranty, covenant or agreement contained herein. The waiver by any party hereto of a breach of any provision of this Agreement shall not operate or be construed as a further or continuing waiver of such breach or as a waiver of any other or subsequent breach. No failure on the part of any party to exercise, and no delay in exercising, any right, power or remedy hereunder shall operate as a waiver thereof, nor shall any single or partial exercise of such right, power or remedy by such party preclude any other or further exercise thereof or the exercise of any other right, power or remedy. All remedies hereunder are cumulative and are not exclusive of any other remedies provided by law.

     7.6. Governing Law. This Agreement shall be governed by and construed in accordance with the laws of the State of New York without giving effect to the principles of conflict of laws thereunder which would specify the application of the law of another jurisdiction.

     7.7. Headings; Interpretive Matters. The section headings of this Agreement are for reference purposes only and are to be given no effect in the construction or interpretation of this Agreement. No provision of this Agreement will be interpreted in favor of, or against, any of the parties hereto by reason of the extent to which any such party or its counsel participated in the drafting thereof or by reason of the extent to which any such provision is inconsistent with any prior draft hereof or thereof.

     7.8. Binding Effect; Assignment. This Agreement shall be binding upon and inure to the benefit of the parties and their respective successors and permitted assigns. Nothing in this Agreement shall create or be deemed to create any third-party beneficiary rights in any Person or entity not a party to this Agreement except as provided below. No assignment of this Agreement or of any rights or obligations hereunder may be made by the Corporation or the Subscriber (by operation of law or otherwise) without the prior written consent of the other party hereto and any attempted assignment without the required consents shall be void. Upon any permitted assignment, the references in this Agreement to the Corporation shall apply to any such assignee unless the context otherwise requires.

     IN WITNESS WHEREOF, the parties hereto have caused this Subscription Agreement to be duly executed as of the date and year first written above.

                                   SEMICONDUCTOR LASER
                                   INTERNATIONAL CORPORATION


                                   By:________________________
                                   Name: Geoffrey T. Burnham
                                   Title: President and Chief Executive Officer



                                   ___________________________
                                   [Subscriber]

[TYPE]    EX-10.28


                              SECURITIES PURCHASE AGREEMENT

     Securities Purchase Agreement (this "Agreement"), dated as of March __, 2000, by and among Semiconductor Laser International Corporation, a Delaware corporation (the "Company"), and each of the purchasers set forth on the signature pages hereto (individually, a "Purchaser" and, collectively, the "Purchasers").
                                 W I T N E S S E T H :

     WHEREAS, the Company proposes to issue and sell to the Purchasers for cash an aggregate of nine million four hundred thousand (9,400,000) shares (individually, a "Share" and, collectively, the "Shares") of common stock, no par value, of the Company (the "Common Stock") and nine million four hundred thousand (9,400,000) warrants to purchase shares of Common Stock (as further described below); and

     WHEREAS, the Company, among other things, has agreed to provide certain registration rights under the Securities Act of 1933 (the "Securities Act") with respect to the Shares, the shares of Common Stock issuable upon exercise of warrants that are being issued to the Purchasers pursuant to this Agreement and certain shares of Common Stock issuable pursuant to this Agreement or the Registration Rights Agreement (as hereinafter defined).

     NOW THEREFORE, in consideration of the above recitals and the mutual covenants set forth herein, the parties hereto agree as follows:

       1.       Sale of Stock and Delivery of Warrants; Closing.

     (a) Purchase and Sale. Subject to the terms and conditions hereof, the Company shall issue and sell to each of the Purchasers, and each Purchaser, severally, shall purchase from the Company, the number of Shares set forth opposite such Purchaser's name on Schedule 1 hereto at a purchase price of $.50 per Share. The Company shall deliver to each Purchaser warrants to purchase, at an exercise price of $.75 per share, such number of shares of Common Stock set forth opposite such Purchaser's name on Schedule 1 hereto (the "Warrants"). The shares of Common Stock issued or issuable upon exercise of the Warrants are hereinafter referred to as the "Warrant Shares." The Warrants shall be in the form of Exhibit A hereto.

     (b) Closing. The closing of the purchase and sale of the Shares and Warrants (the "Closing") shall take place at the offices of Swidler Berlin Shereff Friedman, LLP, 405 Lexington Avenue, New York, New York 10022 on March __, 2000, or such later date on which the conditions set forth in Sections 8 and 9 hereof shall have been satisfied or waived; provided, however, that the Closing, in no event, shall occur later than March 28, 2000. The date of the Closing shall be hereinafter referred to as the "Closing Date."

     (c) Delivery. At the Closing, the Company shall deliver to each Purchaser a stock certificate representing the Shares purchased by such Purchaser and the Warrants to be delivered to such Purchaser, against payment of the purchase price therefor by cashier's check, payable to the order of the Company, or by wire transfer of immediately available funds to the Company in accordance with the Company's wiring instructions. In addition, the Company shall deliver to each Purchaser such other agreements, documents, certificates and opinions as specified in this Agreement or as may reasonably be requested by such Purchaser.

       2.       Representations  and  Warranties  of  Purchasers.  Each  of  the
Purchasers  represents,   warrants  and covenants, severally, to the Company, as
of the date hereof and as of the Closing Date, as follows:

     (a) Authorization. The Purchaser is duly organized, validly existing and in good standing under the laws of its jurisdiction. The Purchaser has the necessary power and authority to execute and deliver this Agreement and to perform its obligations hereunder. The execution and delivery of, and the performance under, this Agreement by the Purchaser will not conflict with any rule, regulation, judgment or material agreement applicable to the Purchaser. Each of the Transaction Documents to which the Purchaser is a party constitutes the valid and binding obligation of the Purchaser, enforceable against the Purchaser in accordance with its terms, except (i) as limited by applicable bankruptcy, insolvency, reorganization, moratorium or other laws of general application affecting enforcement of creditor's rights and (ii) as limited by general principles of equity that restrict the availability of equitable remedies.

     (b) Investment Purpose. The Purchaser was not formed for the purpose of acquiring the Securities (as defined below). The Purchaser is purchasing the Shares and acquiring the Warrants, and will purchase the Warrant Shares (together with the Shares and the Warrants, the "Securities"), for investment purposes and not with a present view to, or for sale in connection with, a distribution thereof within the meaning of the Securities Act. The Purchaser understands that it may not be able to sell or otherwise dispose of the Securities, and accordingly it must bear the economic risk of this investment indefinitely. The Purchaser understands that the Company has had and continues to have insufficient capital and that this investment involves a high degree of risk.

     (c) Reliance On Exemptions. The Purchaser understands that the Securities have not been registered under the Securities Act or any state securities laws and are being offered and sold in reliance upon specific exemptions from the registration requirements of Federal and state securities laws and that the Company is relying upon the truth and accuracy of the representations and warranties of the Purchaser set forth herein in order to determine the availability of such exemptions and the eligibility of the Purchaser to acquire the Securities.

     (d) Information. The Purchaser has been furnished all documents relating to the business, finances and operations of the Company which the Purchaser requested from the Company and has been able to evaluate the risks and merits associated with an investment in the Securities to its satisfaction. The Purchaser has been afforded the opportunity to ask questions of the Company's representatives concerning the Company in making the decision to purchase the Shares and acquire the Warrants, and such questions have been answered to its satisfaction. However, neither the foregoing nor any other due diligence investigation conducted by the Purchaser or on its behalf shall limit, modify or affect the representations and warranties of the Company in Section 3 of this Agreement or the right of the Purchaser to rely thereon.

     (e) Governmental Review. The Purchaser understands that no Federal or state agency or any other government or governmental agency has passed upon or made any recommendation or endorsement of the Securities.

     (f) Purchaser's Qualifications. The Purchaser is an "accredited investor" as defined in Rule 501 under Regulation D of the Securities Act ("Regulation D"). The Purchaser is capable of evaluating the merits and risks of an investment in the Securities.

     (g) Restrictions on Transfer. The Purchaser covenants and agrees that it shall not transfer any of the Securities unless such Securities are registered under the Securities Act or unless an exemption from registration and qualification requirements are available under the Securities Act and applicable state securities laws and the Company has received an opinion of counsel satisfactory to it stating that such registration and qualification is not required; provided, that such transaction be effected in accordance with the assignment provisions of Section 11(e) hereof. The Purchaser understands that certificates representing the Shares, the Warrants, the Warrant Shares, shares of Common Stock issued pursuant to Section 5 of this Agreement, and any Default Shares (as such term is defined in the Registration Rights Agreement attached hereto as Exhibit B (the "Registration Rights Agreement")) shall bear the following, or substantially similar, legends until such time as they have been registered under the Securities Act or otherwise may be sold without compliance with volume limitations under Rule 144 under the Securities Act:

          THE SECURITIES REPRESENTED HEREBY HAVE NOT BEEN REGISTERED UNDER THE SECURITIES ACT OF 1933 (THE "ACT") OR UNDER ANY STATE SECURITIES LAWS. THESE SECURITIES MAY NOT BE SOLD, TRANSFERRED OR ASSIGNED WITHOUT (A) REGISTRATION UNDER THE ACT AND APPLICABLE STATE SECURITIES LAWS OR (B) RECEIPT BY THE COMPANY OF AN OPINION OF COUNSEL SATISFACTORY TO THE COMPANY THAT SUCH REGISTRATION IS NOT REQUIRED.

     (h) Residence. The Purchaser is a resident of the jurisdiction set forth under its name on the signature pages hereto.

     (i) Antidilution. Each of the Purchasers understand that the Company has antidilution protection provisions in its Certificate of Designations, Preferences and Rights and Series B Convertible Preferred Stock covering 1,000,000 shares of the Company's Series B Preferred Stock which may be convertible into 5,000,000 shares of Common Stock for each share of Series B Preferred Stock and warrants convertible into 500,000 shares of the Company's Common Stock. It is further understood that the investment in the Company may trigger certain antidilution, adjustments and co-investment rights under such instruments. Each of the Purchasers has been furnished with such instruments by the Company and has been able to evaluate the risks and merits associated with an investment in the Securities to its satisfaction.

       3. Representations and Warranties of the Company. The Company represents and warrants to each Purchaser,as of the date hereof and as of the Closing Date, as follows:

     (a) Organization and Good Standing. The Company is a corporation duly organized, validly existing and in good standing under the laws of the State of Delaware, and has all necessary corporate power and authority to own or lease its assets and to carry on its business as now being conducted and presently proposed to be conducted. The Company is duly qualified to do business as a foreign corporation and is in good standing in each jurisdiction in which its ownership or leasing of assets, or the conduct of its business, makes such qualification necessary, except where the failure to be so qualified would not result in a Material Adverse Change (as defined in Section 3(h) hereof).

     (b)  Subsidiaries.  The  Company has no  subsidiaries.  Except as listed on
Schedule  3(b),  the  Company  has  no  equity  interest  in  any   corporation,
partnership, joint venture or other entity.

     (c) Requisite Power and Authorization. The Company has all necessary corporate power and authority to execute and deliver this Agreement, the Registration Rights Agreement and the Warrants (collectively, the "Transaction Documents") and to perform its obligations under each of the Transaction Documents, including without limitation the issuance of the Securities hereunder and thereunder. All corporate action of the Company required for the execution and delivery of the Transaction Documents and the issuance and delivery of the Securities has been duly and effectively taken, and no further actions, authorizations or consents, including, without limitation, any consents of the stockholders of the Company, are required. Each of the Transaction Documents constitutes the valid and binding obligation of the Company, enforceable against the Company in accordance with its terms, except (i) as limited by applicable bankruptcy, insolvency, reorganization, moratorium or other laws of general application affecting enforcement of creditor's rights, (ii) as limited by general principles of equity that restrict the availability of equitable remedies and (iii) as the indemnity provisions of the Registration Rights Agreement may be limited by law. The Shares, when issued, delivered and paid for in compliance with the provisions of this Agreement, will be validly issued, fully paid and non-assessable, free and clear of any and all liens, charges, claims or encumbrances. The Warrant Shares, if and when issued, delivered and paid for in compliance with the provisions of this Agreement and the Warrants, will be validly issued, fully paid and non-assessable, free and clear of any and all liens, charges, claims or encumbrances. The Company has reserved a sufficient number of shares of Common Stock necessary for issuance of the Shares and the Warrant Shares.

     (d) SEC Documents. The Company has filed with the Securities and Exchange Commission (the "SEC") all reports, statements, schedules and other documents (collectively, the "SEC Documents") required to be filed by it pursuant to the Securities Act and the Securities Exchange Act of 1934 (the "Exchange Act"). The Company is subject to the reporting requirements of the Exchange Act and has been so subject during the last three years. Since December 31, 1998, the Company has filed in a timely manner all SEC Documents required to be filed (or obtained extensions in respect thereof and filed within the applicable grace period). As of their respective dates, the SEC Documents complied in all material respects with the requirements of the Securities Act or the Exchange Act, as the case may be, and the rules and regulations of the SEC promulgated thereunder, and none of the SEC Documents, at the time they were filed with the SEC, contained any untrue statement of a material fact or omitted to state a material fact required to be stated therein or necessary in order to make the statements therein, in light of the circumstances under which they were made, not misleading. As of their respective dates, the financial statements included in the SEC Documents (the "Financial Statements") complied as to form in all material respects with applicable accounting requirements and the published rules and regulations of the SEC with respect thereto. Except (i) as may be indicated in the notes to the Financial Statements or (ii) in the case of the unaudited interim statements, as permitted by Form 10-Q under the Exchange Act, the Financial Statements have been prepared in accordance with United States generally accepted accounting principles consistently applied and fairly present in all material respects the financial position of the Company as of the dates thereof and the results of its operations and cash flows for the periods then ended (subject, in the case of unaudited statements, to normal recurring year-end adjustments and footnotes).

     (e) Capitalization. The capitalization of the Company as of the date hereof is set forth on Schedule 3(e), including (i) the authorized capital stock, (ii) the number of shares issued and outstanding, (iii) the number of shares reserved for issuance pursuant to stock option, employee benefit or other plans, (iv) the number of shares reserved for issuance or issuable pursuant to securities exercisable for, or convertible into or exchangeable for, any shares of Common Stock, (v) the number of shares of Common Stock reserved for issuance with respect to the sale of the Shares, and (vi) the number of shares of Common Stock reserved for issuance upon exercise of the Warrants. All outstanding shares of capital stock have been duly authorized and validly issued and are fully paid and non-assessable. Except as set forth on Schedule 3(e) and except for the Securities issued hereunder, the Company has (i) no outstanding securities convertible into or exchangeable for any shares of capital stock of the Company,
(ii) no rights, options, warrants, calls or other agreements or commitments of any nature whatsoever relating to the purchase or other acquisition of any shares of its capital stock or securities convertible into or exchangeable for any shares of its capital stock or (iii) no shares of its capital stock reserved for issuance. Except as set forth on Schedule 3(e), the Company is not a party to, and it has no knowledge of, any agreement restricting the voting or transfer of any shares of the capital stock of the Company.

     (f) No Conflicts. Neither the execution, delivery and performance by the Company of this Agreement, the other Transaction Documents, and all instruments and documents to be delivered by the Company in connection therewith, nor the consummation of the transactions contemplated by any of the foregoing (i) has constituted or resulted in, or will constitute or result in, a default under or breach or violation of any term or provision of the Certificate of Incorporation or Restated By-Laws of the Company or material contracts or instruments to which the Company is a party or Federal, state or local laws, rules or regulations, writs, orders, judgments or decrees which are applicable to the Company or its assets, (ii) will result in the acceleration or termination of any rights under any material contract or instrument to which the Company is a party or (iii) will result in the creation or imposition of any material liens, charges or encumbrances upon any assets of the Company (except for such defaults, accelerations, terminations, liens charges and encumbrances as would not, individually or in the aggregate, have a Material Adverse Effect).

     (g) Consents. Other than any necessary approvals of the Board of Directors of the Company that will be obtained before the Closing, no approval, consent, order, authorization or other action by, or notice to or filing with, any governmental authority or regulatory agency or any other person or entity, and no lapse of a waiting period, is required in connection with the execution, delivery or performance by the Company of this Agreement, any other Transaction Document, the issuance and delivery of any of the Securities or any other transactions contemplated by any of the Transaction Documents except for (i) the filing of a Form D with the SEC, (ii) filings required under applicable state "blue sky" laws (which shall be duly filed and effective prior to the Closing if so required under such laws) and (iii) the filing of a registration statement or statements pursuant to the Registration Rights Agreement.

     (h) No Material Adverse Change. Except as set forth on Schedule 3(h), since December 31, 1998, the business of the Company has been operated in the ordinary course and substantially consistent with past practice and there has not been any material adverse change in the business, assets, financial condition, results of operations, affairs or prospects of the Company (a "Material Adverse Change"). Since December 31, 1998, the Company has not (i) paid any obligation or liability or discharged or satisfied any liens or encumbrances other than in the ordinary course of business; (ii) declared or made any payment or distribution to its stockholders or purchased or redeemed any of its shares of capital stock or other securities; (ii) mortgaged, pledged or subjected to any lien, charge or other encumbrance any of its assets, tangible or intangible, except in the ordinary course of business; (iv) sold, transferred or leased any of its assets except for fair value in the ordinary course of business; (v) increased the annual compensation payable to any of its officers or other employees, consultants or representatives by greater than $20,000; (vi) cancelled or compromised any debt or claim, or waived or released any right of material value; (vii) entered into any transaction other than in the ordinary course of business; (viii) issued or sold any shares of capital stock or other securities or granted any options, warrants or other purchase rights with respect thereto that are not disclosed on Schedule 3(e); or (ix) agreed to do any of the foregoing (other than pursuant hereto).

     (i) Litigation. Except as described in the SEC Documents or as set forth on
Schedule 3(i), there is no claim, action, suit, proceeding or investigation pending or, to the Company's knowledge, threatened against the Company, or any of its respective directors or officers, in their capacities as such, (i) that questions the validity of this Agreement or any other Transaction Document or the issuance of the Securities, or the right of the Company to enter into this Agreement or any other Transaction Document or to consummate the transactions contemplated by any Transaction Document or (ii) that could reasonably be expected to result, either individually or in the aggregate, in any Material Adverse Change or in any material change in the current equity ownership of the Company. The Company is not a party or subject to the provisions of any order, writ, injunction, judgment, stipulation or decree of any court, administrative agency, commission, regulatory authority, other government agency or instrumentality.

     (j) No Default. The Company is not in violation of or default under any provision of its Certificate of Incorporation or Restated By-Laws or other constituent documents or is in default (or, with notice or the lapse of time, would be in default) under any material agreement, contract, commitment or instrument to which it is a party or by which it or its properties or assets is bound or affected. To the Company's knowledge, no third party is in material default under or in material breach or violation of any material contract, commitment or instrument to which the Company is a party or by which any of its properties or assets are bound or affected.

     (k) Compliance with Laws. The Company is in compliance and has conducted its business and operations so as to comply with all laws (including, without limitation, any environmental laws), ordinances, rules and regulations, judgments, decrees or orders of any regulatory authority or other governmental or administrative body or instrumentality, whether domestic or foreign. The Company has not, since December 31, 1998, received any notice relating to any violation or potential violation of applicable law or regulations.

     (l) Title. Except as set forth on Schedule 3(l), the Company has good and marketable title to all real and personal property owned by it which is material to its business, in each case free and clear of all liens, encumbrances and defects. Any property, real or personal, held under lease by the Company, is held by it under valid and enforceable leases.

     (m) Intellectual Property. The Company owns or possesses adequate and enforceable rights to use all patents, patent applications, trademarks, trademark applications, trade names, service marks, copyrights, copyright applications, licenses, permits, domain names, know-how (including trade secrets and other unpatented and/or unpatentable proprietary or confidential information, systems or procedures) and other similar rights and proprietary knowledge necessary to conduct its business as heretofore conducted by it, as now being conducted by it, and as proposed to be conducted by it (collectively, the "Intangibles"). To the Company's knowledge, the Company has not infringed, is infringing, or is in conflict with any right of any other person with respect to, any Intangibles. To the knowledge of the Company, no person is infringing on or violating the Intangibles owned or used by the Company.

     (n) Registration Rights. The only registration rights, including piggyback rights, granted (or agreed to be granted) to any person or entity other than the Purchasers are set forth on Schedule 3(n). None of the registration rights disclosed on Schedule 3(n) are senior in priority to the registration rights provided for in the Registration Rights Agreement.

     (o) OTC Bulletin Board. The Common Stock is traded by means of the National Association of Securities Dealers, Inc. (the "NASD") OTC Bulletin Board Service (the "OTCBB"). The sale of the Securities as contemplated hereby will not violate any rule of the NASD applicable to the Company or the Common Stock. The Company has not received notification, written or oral, and has no reason to believe, that the Company has failed to satisfy any requirement of the NASD relating to the trading of the Common Stock on the OTCBB.

     (p) No Misrepresentation. No representation or warranty by the Company in this Agreement (including any Exhibit or Schedule hereto) and no statements of the Company contained in any document, certificate, schedule or other information furnished or to be furnished by or on behalf of the Company pursuant to this Agreement or any other Transaction Document or in connection with the transactions contemplated by any Transaction Document contains or shall contain any untrue statement of material fact or omits or shall omit to state a material fact required to be stated herein or therein or necessary in order to make such statements, in light of the circumstances under which they were made, not misleading. Except for the transactions contemplated hereby, no event or circumstance has occurred or exists with respect to the Company or its business affairs, assets, properties, prospects, operations or financial condition which has not been publicly disclosed, but which, under applicable law, rule or regulation, would be required to be disclosed by the Company in a registration statement filed on the date hereof by the Company under the Securities Act with respect to the primary issuance of the Company's securities. The Company has delivered true and complete copies of all documents requested by the Purchasers in writing.

     (q) Other Shares. Except as set forth on Schedule 3(q), no stockholder of the Company or other person or entity has any preemptive right of subscription or purchase or contractual right of first refusal or similar right with respect to any of the Securities. Issuance of the Securities will not result in the issuance of any additional shares of Common Stock or similar rights contained in any options, warrants, debentures or other securities or agreements of the Company.

     (r) No Brokers or Finders. Except for the fee described on Schedule 3(r), which fee is the responsibility of and is being paid by the Company, no person or entity has or will have, as a result of any engagement or contractual obligation incurred by the Company or any of its affiliates, any right, interest or valid claim against any Purchaser for any commission, fee or other compensation as a finder or broker, or in any similar capacity, in connection with the transactions contemplated by this Agreement.

     (s) Change of Control Payments. Neither the execution, delivery and performance by the Company of any of the Transaction Documents nor the consummation of any of the transactions contemplated thereby shall require any payment by the Company, in cash or kind, under any agreement, plan, policy, commitment or other arrangement. There are no agreements, plans, policies, commitments or other arrangements with respect to any compensation, benefits or consideration which will be materially increased, or the vesting of benefits of which will be materially accelerated, as a result of the execution and delivery of the Transaction Documents or the occurrence of any of the transactions completed thereby. There are no payments or other benefits, the value of which will be calculated on the basis of any of the transactions contemplated by this Agreement or any other Transaction Document.

     (t) Taxes. Except as set forth on Schedule 3(t), the Company has accurately prepared and filed all federal, state and other tax returns required by law to be filed by it, has paid or made provisions for the payment of all taxes shown to be due and all additional assessments, and adequate provisions have been and are reflected in the Financial Statements for all current taxes and other charges to which the Company is subject and which are not currently due and payable. None of the income tax returns of the Company is currently being audited by the Internal Revenue Service or any other governmental entity. The Company has not filed with the Internal Revenue Service or any other governmental authority any agreement or document extending, or having the effect of extending, the period for assessment or collection of any taxes. The Company has no knowledge of any additional assessments, adjustments or contingent tax liability (whether Federal or state) pending or threatened against the Company for any period, nor of any material basis for any such assessment, adjustment or contingency.

     (u) Year 2000 Compliance. Each system, comprised of software, hardware, databases or embedded control systems (microprocessor controlled or controlled by any robotic or other device) that constitutes any material part of, or is used in connection with the use, operation or enjoyment of, any material tangible or intangible asset of the Company (collectively, a "System"), to the Company's knowledge, was not and will not be materially adversely affected by the advent of the year 2000, the advent of the twenty-first century or the transition from the twentieth century through the year 2000 and into the twenty-first century. To the Company's knowledge, the Company has not incurred, and it has no reason to believe that it may incur, material expenses arising from or relating to the failure of any of its Systems as a result of the advent of the year 2000, the advent of the twenty-first century or the transition from the twentieth century through the year 2000 and into the twenty-first century. To the Company's knowledge, each System of the Company is able to accurately process, provide and/or receive all date/time data, including, but not limited to, calculating, comparing and sequencing within, from, into and between the twentieth century (through year 1999), the year 2000 and the twenty-first century, including leap year calculations; and has not been, and will not be, as to performance and functionality, affected by any dates/times prior to, on, after or spanning January 1, 2000 ("Year 2000 Compliant"). To the Company's knowledge, all vendors of products or services to the Company, and their respective products, services and operations are Year 2000 Compliant.

     (v) Registration Statement. The Company is currently eligible to register the resale of its Common Stock under the Securities Act pursuant to a registration statement on Form SB-2. To the Company's knowledge, there exist no facts or circumstances that would inhibit or delay the preparation and filing of a registration statement on Form SB-2 with respect to the Shares and the Warrant Shares.

     (w) ERISA. All "employee benefit plans", as defined in Section 3(3) of the Employee Retirement Income Security Act of 1974, as amended ("ERISA"), and any other employee benefit arrangements or payroll practices (the "Plans"), maintained by the Company or to which the Company contributed or is obligated to contribute thereunder, is and has been maintained in compliance with applicable law, including but not limited to ERISA, the Internal Revenue Code of 1986, as amended (the "Code"), and any applicable law of any other governmental authority and with any other contractual obligations and their terms. Each Plan that is intended to be a tax qualified plan under Section 401(a) of the Code has been determined by the Internal Revenue Service to qualify under Section 401 of the Code, and the trusts created thereunder have been determined to be exempt from tax under the provisions of Section 501 of the Code, and nothing has occurred, including the adoption of or failure to adopt any Plan amendment, which could reasonably be expected to adversely affect its qualification or tax-exempt status.

     (x) Labor Matters. There are no strikes or other labor disputes against the Company pending or, to the Company's knowledge, threatened. There is no organizing activity involving the Company pending or, to the Company's knowledge, threatened by any labor union or group of employees.

       4.       Registration Rights.       At the Closing, the Company and the
Purchasers shall enter into the Registration Rights Agreement.

       5.       Co-investment Rights for New Securities.

     (a) The Company hereby grants to each Purchaser that owns at least 50% of the Shares purchased by it pursuant to this Agreement a co-investment right with respect to any New Securities (as defined below) which the Company may, from time to time, during the period beginning on the date of this Agreement and ending on the fourth anniversary of the Closing Date, propose to sell and issue. Such right of co-investment shall allow each eligible Purchaser, at its option, to maintain up to its percentage ownership of outstanding equity of the Company (on a fully diluted basis, with respect to ownership and with respect to voting rights) by participating in such issuance of securities on terms no less favorable in any respect than the terms on which any other purchaser of such securities participates in such issuance. The maintenance of such percentage ownership of any eligible Purchaser shall be only to the extent practicable, and any eligible Purchaser shall take into account the difficulty of achieving a precise percentage for such eligible Purchaser while also satisfying a prospective purchaser's objectives; provided, however, that any shortfall in such maintenance of such eligible Purchaser's percentage ownership shall be de minimus.

     (b) The Company shall notify any eligible Purchaser, in writing (the "Notice"), of its intention to sell such securities, setting forth the terms under which it proposes to make such sale, the persons to whom such sale is proposed to be made, and the number of securities it proposes to sell, and advising such eligible Purchaser of the amount of such securities which the eligible Purchaser is entitled to purchase in accordance with this Section 5. Any eligible Purchaser shall have the right, but not the obligation, to notify the Company within 10 days after the Company gives such notice that such eligible Purchaser desires to purchase some or all of the securities which it is entitled to purchase hereunder. Failure to give such notice within such 10 day period shall constitute a waiver of such eligible Purchaser's right to purchase such securities under this Section 5. If any eligible Purchaser shall give the Company timely notice that it desires to purchase such securities, it shall purchase such securities within 2 Business Days of its notice to the Company regarding such purchase, on the same terms, and at the same price that the Company sells the remainder of such securities, all such sales to be made pursuant to the terms set forth in the Notice. "Business Day" shall mean any day that is not a Saturday, a Sunday or a day on which banks are required or permitted to be closed in the State of New York.

     (c) "New Securities" shall mean any authorized but unissued shares, and any treasury shares, of capital stock of the Company, and all rights, options or warrants to purchase capital stock, and securities of any type whatsoever that are, or may become, convertible into or exchangeable for capital stock; provided, however, that the term "New Securities" does not include (i) securities issued pursuant to the acquisition of another corporation or entity by the Company by merger, purchase of all or substantially all of the assets or other reorganization whereby the Company shall become the owner of more than 50% of the voting power of such corporation or entity; (ii) shares of Common Stock issued in connection with any stock split or stock dividend of the Company;
(iii) shares of Common Stock issued pursuant to any public offering and sale of equity securities of the Company pursuant to an effective registration statement under the Securities Act; (iv) Warrant Shares delivered to the Purchasers upon exercise of the Warrants; (v) Default Shares issued pursuant to the Registration Rights Agreement; (vi) options granted under, and shares of Common Stock issued pursuant to the exercise of options granted under, the current stock option plan of the Company plus up to an additional five million shares of Common Stock and options to purchase Common Stock that may be granted under any successor stock option plan of the Company; and (vii) the issuance of Common Stock and warrants to purchase shares of Common Stock privately placed for sale by the Company to a group of investors within thirty (30) days from the Closing Date on terms substantially the same as applicable to the sale of the Shares pursuant to this Agreement. "Proportionate Share" shall be equal to a fraction, the numerator of which shall equal the total number of shares of Common Stock (taking into account all shares of Common Stock issuable upon exercise of the Warrants) then owned by such Purchaser and the denominator of which shall equal the total number of shares of Common Stock outstanding immediately prior to the issuance of the New Securities (assuming the exercise of all Warrants, but not including options, warrants or other rights to acquire Common Stock).

     (d) If the Company shall propose to issue New Securities, it shall give each Purchaser written notice thereof, describing the New Securities, the number thereof to be issued, the purchase price therefor (which shall be payable solely in cash) and the terms upon which the Company shall propose to issue the same. Each Purchaser shall have 10 Business Days from the date such notice is received to determine whether to purchase all or any portion of such Purchaser's Proportionate Share of such New Securities for the purchase price and upon the terms specified in the notice by giving written notice to the Company and stating therein the number of New Securities to be purchased.

     (e) If the Purchasers shall not have elected within such 10 Business Day period to purchase all of the New Securities proposed to be issued, the Company shall provide to each Purchaser, within five Business Days thereafter, a schedule setting forth the following information: (i) the amount of New Securities elected to be purchased; (ii) the purchasers thereof (the "Participating Purchasers") and the specific amount of New Securities elected to be purchased by each such Participating Purchaser; and (iii) the amount of New Securities not elected to be purchased. Each Participating Purchaser shall thereafter have an additional 10 Business Days after such five Business Day period has elapsed to determine whether to purchase all or any portion of such Participating Purchaser's Residual Proportionate Share (as defined below) of such remaining New Securities for the purchase price and upon the terms specified in the notice by giving written notice to the Company and stating therein the number of New Securities to be purchased. "Residual Proportionate Share" shall be equal to a fraction, the numerator of which shall equal the total number of shares of Common Stock (as determined in the definition of Proportionate Share) then owned by such Participating Purchaser and the denominator of which shall equal the total number of such shares owned by all Participating Purchasers.

     (f) If the Purchasers shall not have elected to purchase all of the New Securities proposed to be issued (within the time period for notifying the Company set forth above), then the Company shall have 60 calendar days in which to complete the proposed issuance of the portion of the New Securities not purchased by the Purchasers at a price not less than that contained in the notice previously given to the Purchasers and on terms and conditions not more favorable to the third party than those contained in such notice. If, at the end of such 60-calendar day period, the Company shall not have completed such issuance of New Securities, the Company shall no longer be permitted to issue such New Securities pursuant to this Section 5 without again fully complying with all of the provisions of this Section 5.

       6.       Buy-In Rights.

     (a) In the event that (i) the Company shall fail for any reason to deliver Warrant Shares to a Purchaser upon exercise of any Warrants within the time period specified in paragraph (a) of such Warrants or the Company shall fail to remove, or shall fail to cause its transfer agent to remove, any restrictive legend on any certificates evidencing Shares, Warrant Shares, Default Shares or shares of Common Stock issued pursuant to Section 5 of this Agreement (collectively, the "Buy-In Shares") as and when required under Section 7(e) of this Agreement and (ii) thereafter, such Purchaser shall purchase (in an open market transaction or otherwise) shares of Common Stock to make delivery in satisfaction of a sale by such Purchaser of (A) the Warrant Shares which such Purchaser anticipated receiving upon such exercise or (B) such unlegended Buy-In Shares, as the case may be (in each case, the "Sold Shares"), then the Company shall pay to such Purchaser (in addition to any other remedies available to the Purchaser) the amount by which (x) such Purchaser's total purchase price (including brokerage commissions, if any) for the shares of Common Stock so purchased shall exceed (y) the net proceeds received by such Purchaser from the sale of the Sold Shares.

     (b) The Company shall make any payments required pursuant to this Section 6 within five Business Days after receipt of written notice from the Purchaser setting forth the correct calculation of the amount due hereunder. Nothing contained herein shall relieve the Company from its continuing obligation to deliver Warrant Shares upon any such exercise of the Warrants or the unlegended Buy-In Shares, as the case may be.

       7.       Covenants of the Company.  The Company hereby covenants that:

     (a) Exchange Act Filings. The Company shall file in a timely manner all reports and other documents required to be filed by it under the Exchange Act (or obtain extensions in respect thereof and file within the applicable grace period). The Company shall not terminate its status as an issuer required to file reports under the Exchange Act even if the Exchange Act or the rules and regulations promulgated thereunder would permit such termination.

     (b) Authorized Shares. The Company shall, from and at all times after the Closing, maintain a reserve of authorized shares of Common Stock sufficient to cover the issuance of the Warrant Shares underlying the Warrants.

     (c) Use of Proceeds. The Company shall use the net proceeds from the sale of the Securities for general corporate and working capital purposes and capital expenditures.

     (d) OTCBB Requirements. The Company shall use its best efforts to continue to meet all requirements necessary for trading of the Common Stock on the OTCBB. The Company shall use its best efforts, including, without limitation, promptly filing any notification, application, form or other information and paying any fees, to permit and maintain trading on the OTCBB of all shares of Common Stock (including Shares, Default Shares and Warrant Shares) that may be issued to the Purchasers.

     (e) Removal of Legends. Any restrictive legend placed on a certificate pursuant to Section 2(g) and any related stop transfer instructions with respect to any Securities shall be removed, and the Company shall, within 2 Business Days, issue, or cause its transfer agent to issue, a certificate without such legend to the holder thereof, if (i) such Securities are sold pursuant to an effective registration statement under the Securities Act or (ii) such holder shall provide the Company with an opinion of counsel, satisfactory to the Company, to the effect that a sale, transfer or assignment of such Securities may be made pursuant to Rule 144(k) under the Securities Act or that such legend may otherwise be properly removed under the terms of Rule 144 under the Securities Act.

     (f)  Maintenance  of Existence and Conduct of Business.  The Company shall:
(i) do or cause to be done all things necessary to preserve and keep in full force and effect its corporate existence, and its rights and franchises; and
(ii) at all times use its best efforts to maintain, preserve and protect all of its material intellectual property including, but not limited to, licenses, patents, trade secrets, confidential and proprietary information, domain names, copyrights, trademarks, service marks and trade names, and preserve all the remainder of its material assets, in use or useful in the conduct of its business and keep the same in good repair, working order and condition (taking into consideration ordinary wear and tear) and from time to time make, or cause to be made, all needful and proper repairs, renewals and replacements, betterments and improvements thereto consistent with industry practices.

       8. Conditions to Obligations of the Purchasers at the Closing The obligation of each Purchaser to purchase the Shares at the Closing shall be subject to the fulfillment on or prior to the Closing Date of the following conditions, any of which may be waived by such Purchaser:

     (a) Certificates. The Company shall have delivered to each Purchaser a duly executed certificate representing the Shares and the Warrants issuable to such Purchaser.

     (b) Trading. The Common Stock shall be trading on OTCBB.

     (c) Representations and Warranties; Performance of Obligations. The representations and warranties of the Company set forth in Section 3 of this Agreement shall be true and correct when made, and shall be true and correct on the Closing Date with the same force and effect as if they had been made on and as of said date, except for representations and warranties made as of a specific date which shall be true and correct as of such date. The Company shall have performed, satisfied and complied with all obligations and conditions required to be performed or observed by it under this Agreement or any other Transaction Document on or prior to the Closing Date.

     (d) Consents and Waivers. The Company shall have made all filings and obtained any and all consents (including, without limitation, all governmental or regulatory consents), approvals or authorizations, permits and waivers necessary or appropriate for consummation of the transactions contemplated by this Agreement and any other Transaction Document.

     (e) No Litigation or Legislation. To the Company's knowledge, no Federal, state or local statute, rule, regulation, decree, ruling or injunction shall have been enacted or entered, and no litigation, proceeding, government inquiry or investigation shall be pending, which challenges, prohibits or restricts, or seeks to prohibit or restrict, the consummation of the transactions contemplated by this Agreement or any other Transaction Document, or restricts or impairs the ability of any Purchaser to own an equity interest in the Company.

     (f) Compliance Certificate. The Company shall have delivered to the Purchasers a certificate, executed by the Chief Executive Officer of the Company, dated as of the Closing Date, certifying to the fulfillment of the conditions set forth in Sections 8(b), (c), (d), (e), and (g), and such other matters as the Purchasers shall reasonably request.

     (g) No Material Adverse Change. There shall not have occurred since the execution of any of the Transaction Documents any Material Adverse Change.

     (h) Registration Rights Agreement. At the Closing, the Company shall have executed and delivered to the Purchasers the Registration Rights Agreement.

       9. Conditions to Obligation of the Company at the Closing. The obligation of the Company to sell and issue the Shares and the Warrants to the Purchasers at the Closing shall be subject to the fulfillment on or prior to the Closing Date of the following conditions, any of which may be waived by the
Company:

     (a) Purchase Price. Each Purchaser shall have delivered the purchase price for the Shares to be purchased by such Purchaser hereunder.


     (b) Representations and Warranties. The representations and warranties made by the Purchasers in this Agreement shall be true and correct when made, and shall be true and correct on the Closing Date with the same force and effect as if they had been made on and as of said date, except for representations and warranties made as of a specific date which shall be true and correct as of such date.

     (c) No Litigation or Legislation. No Federal, State or local statute, rule, regulation, decree, ruling or injunction shall have been enacted or entered, and no litigation, proceeding, government inquiry or investigation shall be pending, which challenges, prohibits or restricts, or seeks to prohibit or restrict, the consummation of the transactions contemplated by this Agreement or any other Transaction Document, or restricts or impairs the ability of any Purchaser to own an equity interest in the Company.

     (d) No Material Adverse Change. There shall not have occurred since the execution of any of the Transaction Documents any Material Adverse Change

       10.           Survival; Indemnification; Expenses, Etc.

     (a) All representations, warranties, covenants and agreements contained in this Agreement or in any document delivered pursuant hereto shall be deemed to be material and to have been relied upon by the parties hereto, and shall survive the Closing and shall be fully effective and enforceable for a period of one year following the Closing Date, but thereafter shall be of no further force or effect, except as they relate to claims for indemnification timely made pursuant to this Section 10. Any claim for indemnification asserted in writing before the first anniversary of the Closing Date shall survive until resolved or judicially determined.

     (b) The Company agrees to indemnify and hold harmless the Purchaser and its respective directors, officers, partners, principals, shareholders and attorneys (individually, an "Indemnified Party" and, collectively, the "Indemnified Parties") from and against any and all losses, claims, damages, liabilities, costs (including reasonable attorneys' fees and including any costs of investigation) and expenses (collectively, "Losses") to which any Indemnified Party may become subject, insofar as such Losses arise out of or result from any breach of any representation or warranty made by the Company, or the failure of the Company to fulfill in any material respect any agreement or covenant contained in this Agreement or any other Transaction Document. The Company shall not have any obligation under this indemnity provision to indemnify any Indemnified Party with respect to Losses until the aggregate combined total of all such Losses incurred by any Indemnified Party exceeds 10% of the aggregate purchase price of the Shares hereunder, whereupon the Indemnified Party shall be entitled to indemnity with respect to the amount of Losses in excess of such amount, and the Company shall reimburse the Indemnified Party for all such Losses as they are incurred or suffered by such Indemnified Party. Notwithstanding the foregoing or any other provision hereof to the contrary, the aggregate liability of the Company to the Purchasers under this Agreement shall in no event exceed the aggregate purchase price of the Shares.

     (c) If any Indemnified Party is entitled to indemnification hereunder, such Indemnified Party shall give notice to the Company of any claim or of the commencement of any proceeding against the Company or any Indemnified Party brought by any third party with respect to which such Indemnified Party seeks indemnification pursuant hereto; provided, however, that the delay to so notify the Company shall not relieve the Company from any obligation or liability except to the extent the Company is materially prejudiced by such delay. The Company shall have the right, exercisable by giving written notice to an Indemnified Party within thirty (30) days after the receipt of written notice from such Indemnified Party of such claim or proceeding, to assume, at the expense of the Company, the defense of any such claim or proceeding with counsel reasonably satisfactory to such Indemnified Party. After notice from the Company to the Indemnified Party of its election to assume the defense of such claim or proceeding, the Company shall not be liable to the Indemnified Party for any legal or other expenses subsequently incurred by the Indemnified Party in connection with the defense thereof other than reasonable costs of investigation; provided that the Indemnified Party shall have the right to employ separate counsel to represent the Indemnified Party which may be subject to liability arising out of any claim in respect of which indemnity may be sought by the Indemnified Party against the Company, but the fees and expenses of such counsel shall be for the account of such Indemnified Party unless (i) the Company and the Indemnified Party shall have mutually agreed to the retention of such counsel or (ii) in the reasonable opinion of counsel to such Indemnified Party, representation of both parties by the same counsel would be inappropriate due to actual or potential conflicts of interest between them, it being understood, however, that the Company shall not, in connection with any one such claim or proceeding or separate but substantially similar or related claims or proceedings in the same jurisdiction arising out of the same general allegations or circumstances, be liable for the fees and expenses of more than one separate firm of attorneys (together with appropriate local counsel) at any time for all Indemnified Parties. The Company shall not consent to entry of any judgment or enter into any settlement that does not include as an unconditional term thereof the giving by claimant or plaintiff to such Indemnified Party or Parties of a release from all liability in respect of such claim, litigation or proceeding.

     (d) If the indemnification provided for in Section 10(b) is unavailable or insufficient to hold harmless an Indemnified Party in respect of any loss, claim, damage, liability, cost or expense, then the indemnifying party, in lieu of indemnifying such Indemnified Party thereunder, shall contribute to the amount paid or payable by such Indemnified Party as a result of such loss, claim, damage, liability, cost or expense (i) in such proportion as is appropriate to reflect the relative benefits received by the Company on the one hand and the Purchaser on the other hand from the sale and purchase of the Securities or (ii) if the allocation provided by clause (i) is not permitted by applicable law, in such proportion as is appropriate to reflect not only the relative benefits referred to in clause (i) above, but also the relative fault of the Company on the one hand and the Purchaser on the other hand in connection with the events or facts which gave rise to such loss, claim, damage, liability, cost or expense, as well as any other equitable considerations. The relative fault shall be determined by reference to, among other things, whether the events or facts that gave rise to such loss, claim, damage, liability, cost or expense relate to a breach of representations and warranties or other covenants and obligations under this Agreement and the other Transaction Documents by the Company or the Purchaser and the intent of the parties and their relative knowledge, access to information and opportunity to correct or prevent such events. The amount paid or payable by an Indemnified Party as a result of such loss, claim, damage, liability, cost or expense shall be deemed to include any reasonable and documented legal or other expenses incurred by such Indemnified Party in connection with investigating or defending such claim.

       11.      Miscellaneous.

     (a) Governing Law; Jury Waiver. This Agreement shall be governed by and construed in accordance with the laws of the State of New York. Each of the Company and the Purchasers irrevocably consents to the exclusive jurisdiction of the United States Federal courts and state courts located in New York County, New York, in any suit or proceeding based on or arising under this Agreement and irrevocably agrees that all claims in respect of such suit or proceeding may be determined in such courts. The Company irrevocably waives the defense of an inconvenient forum to the maintenance of such suit or proceeding. Service of process on the Company mailed by first class mail shall be deemed in every respect effective service of process upon the Company in any such suit or proceeding. Nothing herein shall affect the right of any Purchaser to serve process in any manner permitted by law. The parties hereto waive all right to trial by jury in any action or proceeding to enforce or defend any rights under this Agreement.

     (b) Finder's Fee. Each party shall indemnify and hold the other harmless from any liability for any commission or compensation in the nature of a finder's or broker's fee (and the costs and expenses of defending against such liability or asserted liability) for which such party or any of its officers, partners, employees or representatives shall be responsible.

     (c) Further Assurances. Each party, whether prior to or after the Closing, shall execute, acknowledge and deliver all such other instruments and documents, and shall take all such other actions, as may be reasonably requested by any other party for the purpose of effecting and evidencing the consummation of the transactions contemplated by this Agreement.

     (d) Successors; Assignment. This Agreement shall be binding upon and inure to the benefit of the successors and permitted assigns of the parties hereto; provided, however, that the rights of any Purchaser hereunder may only be transferred in compliance with all applicable federal and state securities laws, and provided, further, that a Purchaser may not assign its rights under this Agreement in connection with the sale of Shares or Warrant Shares pursuant to a Registration Statement under the Securities Act or under Rule 144.

     (e) Counterparts. This Agreement may be executed in counterparts, each of which shall be deemed an original, but all of which together shall constitute one and the same instrument.

     (f) Entire Agreement. This Agreement, including and incorporating all Schedules and all Exhibits hereto and referred to herein, the Registration Rights Agreement and the Warrants constitute and contain the entire agreements and understandings of the parties regarding the subject matter of each such agreement and supercede any and all prior negotiations, correspondence, understandings and agreements, written or oral, among the parties with respect to the subject matter of any of the foregoing agreements.

     (g) Notices. All notices required to be given hereunder shall be given by personal delivery, facsimile transmission, nationally recognized overnight carrier (prepaid) or registered or certified mail, postage prepaid with return receipt requested. Notices shall be delivered, if to the Company, at its principal corporate offices located at 15 Link Drive, Binghamton, New York 13904, or facsimile number (607) 722-5045, to the Attention: Chief Executive Officer and, if to a Purchaser, to the address set forth below such Purchaser's name on the signature pages hereto. Notices delivered personally shall be deemed given as of actual receipt; notices sent via facsimile transmission shall be deemed given as of one Business Day following receipt by the sender of written confirmation of transmission thereof; notices sent via overnight courier shall be deemed given as of one Business Day following sending; and notices mailed shall be deemed given as of five Business Days after proper mailing. A party may change his or its address by written notice in accordance with this Section 11(g).

     (h) Amendments and Waivers. Except as otherwise provided therein, no provision of this Agreement or any other Transaction Document may be waived or amended other than by an instrument in writing signed by the Company and Purchasers owning or having the right to acquire a majority of the Shares and the Warrant Shares.

     (i) Severability. If one or more provisions of this Agreement shall be held to be unenforceable under applicable law, such provisions shall be excluded from this Agreement to the extent unenforceable and the balance of this Agreement shall be unaffected thereby and shall remain in full force and effect to the fullest extent permitted by law.

     (j) Expenses. Except as otherwise provided herein, the parties hereto shall pay their own costs and expenses.

     (k) Publicity. The parties shall consult with each other, to the extent practicable, as to the form and content of any press releases and other third party communications or disclosures relating to this Agreement or the transactions contemplated hereby, except as may be required to be disclosed pursuant to the rules and regulations of the SEC, and shall use reasonable efforts, acting in good faith, to agree upon disclosure which shall be satisfactory to the parties hereto.

     (l) Headings. The headings of this Agreement are for convenience of reference and shall not form a part of, or affect the interpretation of, this Agreement.

     (m)  Termination  of  Covenants.  The covenants of the Company set forth in
Section 7 of this Agreement shall terminate at such time as the Purchasers shall not own any Securities issued or issuable pursuant to this Agreement or the Warrants.

                  IN WITNESS WHEREOF, the parties hereto have caused this Agreement to be executed by their duly authorized representatives as of the date first above written.


                                                     SEMICONDUCTOR LASER
                                                     INTERNATIONAL CORPORATION

                                                     By:____________________
                                                     Name:__________________
                                                     Title:_________________


                                                     RENNES FOUNDATION

                                                     By:____________________
                                                     Name:__________________
                                                     Title:_________________

                                              Address:   Aeulestrasse 38
                                                         FL - 9490 Kaduz
                                              Facsimile No.:00 11 41 1 217 97 00
                                              Residence:    Germany


                                                     STRATEGIC MANAGEMENT
                                                     CORPORATION

                                                     By:____________________
                                                     Name:__________________
                                                     Title:_________________

                                              Address: 282 Katona Avenue
                                                       Katona, New York 10536
                                              Facsimile No.:
                                              Residence:    New York



                                  Schedule 1

             Purchasers/Purchased Shares and Warrant Shares

-----------------      ------------ ---------------- ----------------------
                                                      Aggregate Purchase
    Purchaser          Common Stock   Warrant Shares          Price
-----------------      ------------ ---------------- ----------------------

Rennes Foundation       8,000,000      8,000,000           $4,000,000

Strategic Management    1,400,000      1,400,000             $700,000
Corporation
                        ---------      ---------           ----------
Total                   9,400,000      9,400,000           $4,700,000
                        =========      =========           ==========

[TYPE]    EX-10.29

                          REGISTRATION RIGHTS AGREEMENT


     Registration Rights Agreement, dated as of _________, 2000, by and among Semiconductor Laser International Corporation, a Delaware corporation (the "Company"), and the other parties signatory hereto.

                             W I T N E S S E T H :

     WHEREAS, the Company and the other parties signatory hereto have entered into that certain Securities Purchase Agreement, dated as of _______, 2000 (the "Purchase Agreement"), pursuant to which the Company has agreed to issue and sell to such parties, and such parties have agreed to purchase from the Company, an aggregate of __________ shares (each a "Share" and collectively, the "Shares") of the Company's common stock, par value $.01 per share ("Common Stock"), and warrants (the "Warrants") to purchase an aggregate of ___________ shares of Common Stock (the "Warrant Shares"); and

     WHEREAS, in order to induce the parties signatory hereto to enter into the Purchase Agreement and to purchase the Shares and the Warrants, the Company has agreed to provide registration rights with respect thereto.

     NOW, THEREFORE, in consideration of the premises and the covenants hereinafter contained, the parties hereto agree as follows:

     1. Definitions. Unless otherwise defined herein, terms defined in the Purchase Agreement are used herein as therein defined, and the following shall have (unless otherwise provided elsewhere in this Registration Rights Agreement) the following respective meanings:

     "Agreement" shall mean this Registration Rights Agreement, including all amendments, modifications and supplements and any exhibits or schedules to any of the foregoing, and shall refer to the Agreement as the same may be in effect at the time such reference shall become operative.

     "Business Day" shall mean any day that is not a Saturday, a Sunday or a day on which banks are required or permitted to be closed in the State of New York.

     "Commission" shall mean the Securities and Exchange Commission or any other
federal  agency  then   administering  the  Securities  Act  and  other  federal
securities laws.

     "Exchange Act" shall mean the Securities Exchange Act of 1934, as amended, or any similar federal statute, and the rules and regulations of the Commission thereunder, all as the same shall be in effect from time to time.

     "Holder" shall mean any holder of Registrable Securities.

     "NASD" shall mean the National Association of Securities Dealers, Inc., or any successor corporation thereto.

     "Registrable Securities" shall mean the Shares and all shares of Common Stock issued or issuable as Warrant Shares, and all shares of Common Stock issued or issuable, from time to time (with any adjustments), as a distribution on, in exchange for or otherwise with respect to the Shares or Warrant Shares.

     "Requisite Holders" shall mean Holders, holding at the time, a majority of the Registrable Securities.

     "Securities Act" shall mean the Securities Act of 1933, as amended, or any similar federal statute, and the rules and regulations of the Commission thereunder, all as the same shall be in effect from time to time.

     2. Required Registration.

     (a) Within forty-five (45) days following the Closing Date, the Company shall use its best efforts to file a registration statement under the Securities Act on Form SB-2 (or on such other Form as is then available to effect a registration of all Registrable Securities on a delayed or continuous basis) covering, and shall obtain all such qualifications and compliances as may be required and as would permit the sale and distribution of, all Registrable Securities. The Company shall use its best efforts to secure the effectiveness of such registration statement no later than one hundred five (105) days following the Closing Date (the "Effective Date"). If the actual number of shares of Common Stock for which the Registrable Securities are exercisable shall exceed the number of shares of Common Stock initially registered under this Section 2, the Company shall have forty-five (45) days to file an amendment to the registration statement described herein, or an additional registration statement, covering such shares, and shall use its best efforts to cause such amendment or registration statement to be declared effective as soon as possible, but, in no event, later than one hundred five (105) days after filing.

     (b) Only one registration shall be effected pursuant to this Section 2.

     (c) The Company shall use its best efforts to cause the registration statement or registration statements filed pursuant to this Section 2 to remain effective until the earlier of (i) the date on which all Registrable Securities shall have been sold and (ii) the second anniversary of the Effective Date; provided, however, that such two-year period shall be extended by any period of time during which (i) effectiveness of the registration statement(s) is suspended due to the issuance of a stop order or otherwise or (ii) the registration statement(s) does not cover the sale of all Registrable Securities.

     3. Registration Piggyback.

     (a) If the Company at any time proposes to file on its behalf and/or on behalf of any of its security holders (the "demanding security holders") a registration statement under the Securities Act on any form (other than a Registration Statement on Form S-4 or S-8 or any successor form) for the general registration of securities, the Company will give written notice to all Holders at least thirty (30) days before the initial filing with the Commission of such registration statement, which notice shall set forth the intended method of disposition of the securities proposed to be registered by the Company. The notice shall offer to include in such filing the aggregate number of shares of Registrable Securities as may be requested by such Holders.

     (b) Each Holder desiring to have Registrable Securities registered under this Section 3 shall advise the Company in writing within ten (10) Business Days after the date of receipt of such offer from the Company, setting forth the amount of such Registrable Securities for which registration shall be requested. The Company shall thereupon include in such filing the number of shares of Registrable Securities for which registration shall be requested, subject to the next sentence, and shall use its best efforts to effect registration under the Securities Act of such shares. If the managing underwriter of a proposed public offering shall advise the Company that, in such underwriter's opinion, the distribution of the Registrable Securities requested to be included in the registration concurrently with the securities being registered by the Company or such demanding security holders would adversely affect the distribution or marketability of such securities being registered by the Company, then all selling security holders shall reduce the amount of securities each intended to distribute through such offering on a pro rata basis. If a Holder shall decide not to include all of its Registrable Securities in such Registration Statement, such Holder nevertheless shall continue to have the right to include any Registrable Securities in any subsequent registration statement or registration statements as may be filed by the Company, in each instance upon the terms and conditions set forth herein. The right to registration of Registrable Securities under this Section 3 shall not be construed to limit in any way the obligation of the Company to register the Registrable Securities under Section 2.

     4. Registration Procedures.

     (a) In connection  with the  registration of Registrable  Securities  under
Section 2, and if the Company shall be required by the provisions of Section 3 to effect the registration of any Registrable Securities, the Company will, as expeditiously as possible:

     (i) prepare and file with the Commission a registration statement with respect to such Registrable Securities and use its best efforts to cause such registration statement to become and remain effective for the period of time specified in Section 2(b) hereof;

     (ii) before filing a registration statement, furnish to the Holders of the Registrable Securities covered by such registration statement and not more than one attorney representing each Holder (i) copies of such registration statement as proposed to be filed, together with exhibits thereto, which documents will be subject to the review and comment of each of the foregoing within ten (10) days after delivery (except that such review and comment of any prospectus or any amendment or supplement to such registration statement or prospectus must be within five (5) days after delivery), and (ii) such other information as shall be reasonably requested in order to facilitate the disposition of the Registrable Securities;

     (iii) in the case of a registration statement filed pursuant to Section 2 hereof, prepare and file with the Commission such amendments and supplements to such registration statement and the prospectus used in connection therewith as may be necessary to keep such Registration Statement effective and to comply with the provisions of the Securities Act with respect to the sale or other disposition of all Registrable Securities covered by such registration statement until the time specified in Section 2(c) hereof;

     (iv)  furnish to each  selling  Holder  such  number of copies of a summary prospectus or other prospectus, including a preliminary prospectus, in conformity with the requirements of the Securities Act, and such other documents as such selling Holder may reasonably request;

     (v) take all reasonable actions required to prevent the entry of any stop order by the Commission or any state regulatory authority with respect to any registration statement covering Registrable Securities, and take all reasonable actions to remove it if entered;

     (vi) use its best efforts to register or qualify the Registrable Securities covered by such registration statement under such other securities or blue sky laws of such jurisdictions within the United States as shall be reasonably requested by each Holder, and do such other reasonable acts and things as may be required to enable such Holder to consummate the disposition in such jurisdiction of the Registrable Securities covered by such registration statement; provided, however, that the Company shall not be obligated to (a) qualify as a foreign corporation to do business under the laws of any jurisdiction in which it shall not then be qualified, (b) subject itself to taxation in any such jurisdiction or (c) file any consent to general service of process in any such jurisdiction; provided, further, such Holders shall not request the Company to register or qualify the Registrable Securities covered by such registration statement in more than ten (10) jurisdictions within the United States in the aggregate;

     (vii) enter into customary agreements reasonably satisfactory to the Company (including an underwriting agreement in customary form and which is reasonably satisfactory to the Company) and take such other actions as are reasonably required in order to expedite or facilitate the disposition of such Registrable Securities;

     (viii) use its best efforts to comply with the provisions of the Securities Act applicable to it with respect to the disposition of the Registrable Securities covered by such registration statement during the applicable period in accordance with the intended methods of disposition by such selling Holders set forth in such registration statement or supplement to the prospectus;

     (ix) use its best efforts to make available to its security holders, as soon as reasonably practicable, but not later than eighteen (18) months after the effective date of the registration statement, an earnings statement covering the period of at least twelve (12) months beginning with the first full month after the effective date of such registration statement, which earnings statement shall satisfy the provisions of Section 11(a) of the Securities Act; and

     (x) use its best efforts to cause all Registrable Securities to be listed on any securities exchange, quotation system, market or over-the-counter bulletin board, if any, on which the Common Stock shall then be listed.


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

     (b) It shall be a condition precedent to the obligation of the Company to take any action pursuant to this Agreement in respect of the Registrable Securities to be registered at the request of any Holder that such Holder shall furnish to the Company such information regarding the Registrable Securities held by such Holder and the intended method of disposition thereof as shall be reasonably requested by the Company and as shall be required in connection with the action taken by the Company and that such Holder executes and delivers the form of underwriting agreement and any other questionnaires, powers of attorney or other typical underwriting documents required by the managing underwriter, if any, with respect to the registration in which such Holder is participating.

     5. Default Shares.

     (a) In the event that the registration statement or registration statements required to be filed pursuant to Section 2 hereof shall not be declared effective by the Commission within one hundred twenty (120) days from the Closing Date (the "Default Effective Date"), the Company shall issue and deliver, free of charge and without cost, to the Holders (i) within ten (10) days of the Default Effective Date, certificates representing a number of fully paid, non-assessable shares of Common Stock equal to the aggregate of 1% of the Shares and the Warrant Shares (with additional shares issued pursuant to this Section 5(a) referred to as "Default Shares"), and (ii) if such registration statement shall not have been declared effective at the end of each thirty (30) day period following the Default Effective Date, within ten (10) days of each such thirty (30) day period, additional certificates representing a number of fully paid, non-assessable shares of Common Stock equal to the aggregate of 1% of such Shares and Warrant Shares.

     (b) Any Default Shares shall be allocated pro rata among the Holders based on the number of Shares purchased by each under the Purchase Agreement. Any and all shares of Common Stock issued and delivered by the Company pursuant to this
Section 5 shall constitute "Registrable Securities," and the Company shall be required to register them under the Securities Act in accordance with the provisions of this Agreement.

     (c) The remedies provided for in this Section 5 shall be in addition to any other remedies available to Purchasers under this Agreement, at law or in equity.

     6. Expenses. All expenses incurred in complying with this Agreement, including, without limitation, all registration and filing fees (including all expenses incident to the filing with the NASD), printing expenses, fees and disbursements of counsel for the Company, expenses of any special audits incident to or required by any such registration and expenses of complying with the securities or blue sky laws of any jurisdiction pursuant to Section 4, shall be paid by the Company, except that the Company shall not be liable for any fees, discounts or commissions to any underwriter.

     7. Indemnification and Contribution.

     (a) In the event of any registration of any Registrable Securities under the Securities Act pursuant to this Agreement, the Company shall indemnify and hold harmless each Holder of such Registrable Securities, such Holder's directors, officers, partners and agents, and each other person (including each underwriter) who participated in the offering of such Registrable Securities and each other person, if any, who controls such Holder or such participating person within the meaning of the Securities Act, against any losses, claims, damages or liabilities, joint or several, to which such Holder or any such director, officer, partner, agent or participating person or controlling person may become subject under the Securities Act or any other statute or at common law, insofar as such losses, claims, damages or liabilities (or actions in respect thereof) arise out of or are based upon (i) any untrue or alleged untrue statement of any material fact contained, on the effective date thereof, in any registration statement under which such securities were registered under the Securities Act, any preliminary prospectus or final prospectus contained therein, or any amendment or supplement thereto, or (ii) any omission or alleged omission to state therein a material fact required to be stated therein or necessary to make the statements therein not misleading, and shall reimburse such Holder or such director, officer, partner, agent or participating person or controlling person for any legal or any other expenses reasonably incurred by such Holder or such director, officer or participating person or controlling person in connection with investigating or defending any such loss, claim, damage, liability or action; provided, however, that the Company shall not be liable in any such case to the extent that any such loss, claim, damage or liability arises out of or is based upon any untrue or alleged untrue statement or omission or alleged omission made in such registration statement, preliminary prospectus, prospectus or amendment or supplement in reliance upon and in conformity with written information furnished to the Company by such Holder specifically for use therein. Such indemnity shall remain in full force and effect regardless of any investigation made by or on behalf of such Holder or such director, officer, partner, agent or participating person or controlling person, and shall survive the transfer of such Registrable Securities by such Holder.

     (b) Each Holder shall indemnify and hold harmless the Company, its directors and officers and each other person, if any, who controls the Company within the meaning of the Securities Act against any losses, claims, damages or liabilities, joint or several, to which the Company or any such director or officer or any such person may become subject under the Securities Act or any other statute or at common law, insofar as such losses, claims, damages or liabilities (or actions in respect thereof) arise out of or are based upon information in writing provided to the Company by such Holder specifically for use in the following documents and contained, on the effective date thereof, in any Registration Statement under which securities were registered under the Securities Act at the request of such Holder, any preliminary prospectus or final prospectus contained therein, or any amendment or supplement thereto. Notwithstanding the provisions of this paragraph (b), no Holder shall be required to indemnify any person pursuant to this Section 7 in an amount in excess of the amount of the aggregate net proceeds received by such Holder in connection with any such registration under the Securities Act.

     (c) If any claim, action, suit or proceeding (a "Proceeding") shall be brought or asserted against any Person entitled to indemnity hereunder (an "Indemnified Party"), such Indemnified Party promptly shall notify the Person from whom indemnity shall be sought (the "Indemnifying Party") in writing, and the Indemnifying Party shall assume the defense thereof and the payment of all fees and expenses incurred in connection with defense thereof; provided, that the failure of any Indemnified Party to give such notice shall not relieve the Indemnifying Party of its obligations or liabilities pursuant to this Agreement, except (and only) to the extent that it shall be finally determined by a court of competent jurisdiction (which determination shall not be subject to appeal or further review as a matter of right) that such failure shall have proximately and materially adversely prejudiced the Indemnifying Party. An Indemnified Party shall have the right to employ separate counsel in any such Proceeding and to participate in the defense thereof if (1) the Indemnifying Party shall have failed promptly to assume the defense of such Proceeding promptly after its receipt of notice thereof from the Indemnifying Party or (2) the named parties to any such Proceeding (including any impleaded parties) include both such Indemnified Party and the Indemnifying Party, and such Indemnified Party shall have been advised in writing by counsel, a copy of which shall be provided to Indemnifying Party, that a conflict of interest will exist if the same counsel were to represent such Indemnified Party and the Indemnifying Party (in which case, if such Indemnified Party notifies the Indemnifying Party in writing that it shall elect to employ separate counsel at the expense of the Indemnifying Party, the Indemnifying Party shall not have the right to assume the defense thereof and such counsel shall be at the expense of the Indemnifying Party). The Indemnifying Party shall not be liable for any settlement of any such Proceeding effected without its written consent, which consent shall not be unreasonably withheld. No Indemnifying Party shall, without the prior written consent of the Indemnified Party, which shall not be unreasonably withheld, effect any settlement of any pending Proceeding in respect of which any Indemnified Party shall be a party, unless such settlement shall include an unconditional release of such Indemnified Party from all liability on claims that are the subject matter of such Proceeding. All fees and expenses of the Indemnified Party (including reasonable fees and expenses to the extent incurred in connection with investigating or preparing to defend such Proceeding in a manner not inconsistent herewith) shall be paid to the Indemnified Party, as incurred, within ten (10) Business Days of written notice thereof to the Indemnifying Party (regardless of whether it shall be ultimately determined that an Indemnified Party shall not be entitled to indemnification hereunder; provided, that the Indemnifying Party may require such Indemnified Party to undertake to reimburse all such fees and expenses to the extent it shall be finally judicially determined that such Indemnified Party shall not be entitled to indemnification hereunder).

     (d) If the indemnification provided for in this Section 7 from the Indemnifying Party is unavailable to an Indemnified Party hereunder in respect of any losses, claims, damages, liabilities or expenses referred to therein, then the Indemnifying Party, in lieu of indemnifying such Indemnified Party, shall contribute to the amount paid or payable by such Indemnified Party as a result of such losses, claims, damages, liabilities or expenses in such proportion as is appropriate to reflect the relative fault of the Indemnifying Party and Indemnified Party in connection with the actions which resulted in such losses, claims, damages, liabilities or expenses, as well as any other relevant equitable considerations. The relative fault of such Indemnifying Party and Indemnified Party shall be determined by reference to, among other things, whether any action in question, including any untrue or alleged untrue statement of a material fact or omission or alleged omission to state a material fact, shall have been made by, or shall relate to information supplied by, such Indemnifying Party or Indemnified Party, and the parties' relative intent, knowledge, access to information and opportunity to correct or prevent such action. The amount paid or payable by a party as a result of the losses, claims, damages, liabilities and expenses referred to above shall be deemed to include any legal or other fees or expenses reasonably incurred by such party in connection with any investigation or proceeding. The parties hereto agree that it would not be just and equitable if contribution pursuant to this Section 7(d) were determined by pro rata allocation or by any other method of allocation which does not take account of the equitable considerations referred to herein. No Person guilty of fraudulent misrepresentation (within the meaning of Section 11(f) of the Securities Act) shall be entitled to contribution from any Person who was not guilty of such fraudulent misrepresentation. Notwithstanding anything to the contrary contained herein, a Holder shall be liable or required to contribute under this Section 7(d) for only that amount as shall not exceed the net proceeds to such Holder as a result of the sale of Registrable Securities pursuant to such registration statement.

     8. Rule 144. As long as any Holder shall own Registrable Securities, the Company, at all times while it shall be reporting under the Exchange Act, covenants to file timely (or obtain extensions in respect thereof and file within the applicable grace period) all reports required to be filed by the Company after the date hereof pursuant to Section 13(a) or 15(d) of the Exchange Act. The Company further covenants that it will take such further action as any Holder may reasonably request, all to the extent required from time to time to enable such Holder to sell shares of Common Stock held by such Holder without registration under the Securities Act within the limitation of the exemptions provided by Rule 144 promulgated under the Securities Act, including providing any legal opinions. Upon the request of any Holder, the Company shall deliver to such Holder a written certification of a duly authorized officer as to whether it has complied with such requirements.

     9. Miscellaneous.

     (a) No Inconsistent Agreements. The Company has not entered into, and will not hereafter enter into, any agreement with respect to its securities which is inconsistent with the rights granted to the Holders in this Agreement. The Company has not previously entered into any agreement with respect to any of its securities granting any registration rights to any person that is currently in effect, except as set forth in the Schedules to the Purchase Agreement.

     (b) Remedies. Each Holder, in addition to being entitled to exercise all rights granted by law, including recovery of damages, will be entitled to specific performance of its rights under this Agreement. The Company agrees that monetary damages would not be adequate compensation for any loss incurred by reason of a breach by it of the provisions of this Agreement and hereby agrees to waive the defense in any action for specific performance that a remedy at law would be adequate. In any action or proceeding brought to enforce any provision of this Agreement or where any provision hereof shall be validly asserted as a defense, the successful party shall be entitled to recover reasonable attorneys' fees in addition to any other available remedy.

     (c) Amendments and Waivers. Except as otherwise provided herein, the provisions of this Agreement may not be amended, modified or supplemented, and waivers or consents to departure from the provisions hereof may not be given unless the Company has obtained the written consent of the Requisite Holders.

     (d) Notice Generally. Any notice, demand, request, consent, approval, declaration, delivery or other communication hereunder to be made pursuant to the provisions of this Agreement shall be sufficiently given or made if in writing and either delivered in person with receipt acknowledged or sent by registered or certified mail, return receipt requested, postage prepaid, or by telecopy and confirmed by telecopy answerback, addressed as follows:

     (i) If to any Holder, at its last known address appearing on the books of the Company maintained for such purpose.

    (ii) If to Company, at:

                           Semiconductor Laser International Corporation 15 Link Drive
                           Binghamton, New York  13904
                           Attention: Chief Executive Officer
                           Facsimile:  (607) 722-5045


or at such other address as may be substituted by notice given as herein provided. The giving of any notice required hereunder may be waived in writing by the party entitled to receive such notice. Every notice, demand, request, consent, approval, declaration, delivery or other communication hereunder shall be deemed to have been duly given or served on the date on which personally delivered, with receipt acknowledged, telecopied and confirmed by telecopy answerback or three Business Days after the same shall have been deposited in the United States mail.

     (e) Successors and Assigns. This Agreement shall inure to the benefit of and be binding upon the successors and assigns of each of the parties hereto, including any person to whom Registrable Securities shall be transferred in a private transaction exempt from registration.

     (f) Headings. The headings in this Agreement are for convenience of reference only and shall not limit or otherwise affect the meaning hereof.

     (g) Governing Law; Jurisdiction. This Agreement shall be governed by and construed in accordance with the laws of the State of New York. Each of the Company and the Holders irrevocably consents to the exclusive jurisdiction of the United States Federal courts and state courts located in New York County, New York, in any suit or proceeding based on or arising under this Agreement and irrevocably agrees that all claims in respect of such suit or proceeding may be determined in such courts. The Company irrevocably waives the defense of an inconvenient forum to the maintenance of such suit or proceeding. Service of process on the Company mailed by first class mail shall be deemed in every respect effective service of process upon the Company in any such suit or proceeding. Nothing herein shall affect the right of any Holder to serve process in any manner permitted by law. The parties hereto waive all right to trial by jury in any action or proceeding to enforce or defend any rights under this Agreement.

     (h) Severability. Wherever possible, each provision of this Agreement shall be interpreted in such manner as to be effective and valid under applicable law, but if any provision of this Agreement shall be prohibited by or invalid under applicable law, such provision shall be ineffective to the extent of such prohibition or invalidity, without invalidating the remainder of such provision or the remaining provisions of this Agreement.

     (i) Entire Agreement. This Agreement, together with the Purchase Agreement and the Warrants, represents the complete agreement and understanding of the parties hereto in respect of the subject matter contained herein and therein. This Agreement supersedes all prior agreements and understandings between the parties with respect to the subject matter hereof.

     (j) Counterparts. This Agreement may be executed in any number of counterparts, each of which shall be deemed to be an original and all of which together shall be deemed to be one and the same instrument.

                  IN WITNESS WHEREOF, the parties hereto have caused this Registration Rights Agreement to be executed by their duly appointed representatives as of the date first above written.

                                           SEMICONDUCTOR LASER INTERNATIONAL
                                           CORPORATION


                                           By:__________________________________
                                              Name:
                                              Title:






                                           By:__________________________________
                                              Name:
                                              Title:






                                           By:__________________________________
                                              Name:
                                              Title:

[TYPE]     EX-10.30


                      MORTGAGE AND SECURITY AGREEMENT

     THIS MORTGAGE (herein "Instrument") is made this _____ day of January, 2000, between the Mortgagor, BROOME COUNTY INDUSTRIAL DEVELOPMENT AGENCY, a public benefit corporation of the State of New York with an office for the transaction of business located at 49 Court Street, Binghamton, New York and SEMICONDUCTOR LASER INTERNATIONAL CORPORATION, a New York corporation, whose address is 15 Link Drive, Binghamton, New York (herein collectively "Mortgagor"), and the Mortgagee, BSB BANK & TRUST COMPANY, a domestic banking corporation organized and existing under the laws of the State of New York, whose address is 58-68 Exchange Street, Binghamton, New York (herein "Lender").

     WHEREAS, SEMICONDUCTOR LASER INTERNATIONAL CORPORATION (herein "Borrower") is indebted to Lender in the principal sum of $1,000,000.00 of which $750,000.00 is secured by this mortgage, which indebtedness is evidenced by Borrower's note dated the same date as this Mortgage (herein "Note").

     TO SECURE TO LENDER (a) the repayment of the indebtedness evidenced by the Note with interest thereon, and all renewals, extensions and modifications thereof; (b) the payment of all other sums, with interest thereon, advanced in accordance herewith to protect the security of this Instrument; and (d) the performance of the covenants and agreements of Borrower herein contained, Borrower does hereby mortgage, grant, convey and assign to Lender the following described property:

                             SEE SCHEDULE A ATTACHED.

     Borrower is the lessee of the premises described above under a lease between itself and Broome County Industrial Development Agency dated as of December 18, 1996. Borrower executes this Mortgage to subject all of its interest together with its leasehold interest in the above described premises to this Mortgage. Broome County Industrial Development Agency is the owner of the premises which are leased to Semiconductor Laser International Corporation and executes this Mortgage for the purpose of subjecting its ownership interest in the above-described premises to the lien of this Mortgage.

     This mortgage secures a note which provides for the payment of varying rates of interest.

         This mortgage is second and subordinate to a mortgage in the amount of $816,000.00 given to BSB Bank & Trust Company which mortgage is recorded in the Broome County Clerk's Office on December 18, 1996 in Book 2433 of Mortgages at Page 80.

     If Borrower fails to keep any of the promises made in the prior mortgage, the Lender may (a) require immediate payment of the entire amount then remaining unpaid under the Note and this Mortgage, (b) make any payment or do anything else necessary to correct any default under the prior mortgage. Any payment made or cost by Borrower in correcting any default shall be added to the principal owed to Lender and become immediately payable by Borrower with interest at the rate stated in the Note.

     TOGETHER with all buildings, improvements, and tenements now or hereafter erected on the property, and all heretofore or hereafter vacated alleys and streets abutting the property, and all easements, rights, appurtenances, rents, royalties, mineral, oil and gas rights and profits, water, water rights, and water stock appurtenant to the property, and all fixtures, machinery, equipment, engines, boilers, incinerators, building materials, appliances and goods of every nature whatsoever now or hereafter located in, or on, or used, or intended to be used in connection with the property, including, but not limited to, those for the purpose of supplying or distributing heating, cooling, electricity, gas, water, air and light; and all elevators, and related machinery and equipment, fire prevention and extinguishing apparatus, security and access control apparatus and plumbing; all of which, including replacements and additions thereto, shall be deemed to be and remain a part of the real property covered by this Instrument; and all of the foregoing, together with said property (or the leasehold estate in the event this Instrument is on a leasehold) are herein referred to as the "Property".

     It is stipulated that the maximum indebtedness secured by this mortgage at execution, or which under any contingency may be secured thereby at any time in the future, shall be the principal amount hereof as stated, together with accrued interest thereon.

     Borrower covenants that Borrower is lawfully seized of the estate hereby conveyed and has the right to mortgage, grant, convey and assign the Property (and, if this Instrument is on a leasehold, that the ground lease is in full force and effect without modification except as noted above and without default on the part of either lessor or lessee thereunder), that the Property is unencumbered, and that Borrower will warrant and defend generally the title to the Property against all claims and demands, subject to any easements and restrictions listed in a schedule of exceptions to coverage in any title insurance policy insuring Lender's interest in the Property.

         Borrower and Lender covenant and agree as follows:

     1. Payment of Principal and Interest. Borrower shall promptly pay when due the principal of and interest on the indebtedness evidenced by the Note, any prepayment and late charges provided in the Note and all other sums secured by this Instrument.

     2. Funds for Taxes, Insurance and Other Charges. Subject to applicable law and at the demand of Lender, Borrower shall pay to Lender on the day monthly installments of principal or interest are payable under the Note (or on another day designated in writing by Lender), until the Note is paid in full, a sum (herein "Funds") equal to one-twelfth of (a) the yearly water and sewer rates and taxes and assessments which may be levied on the Property, (b) the yearly ground rents, if any, (c) the yearly premium installments for fire and other hazard insurance, rent loss insurance and such other insurance covering the Property as Lender may require pursuant to paragraph 5 hereof, (d) the yearly premium installments for mortgage insurance, if any, and (e) if this Instrument is on a leasehold, the yearly fixed rents, if any, under the ground lease, all as reasonably estimated initially and from time to time by Lender on the basis of assessments and bills and reasonable estimates thereof. Any waiver by Lender of a requirement that Borrower pay such Funds may be revoked by Lender, in Lender's sole discretion, at any time upon notice in writing to Borrower. Lender may require Borrower to pay to Lender, in advance, such other Funds for other taxes, charges, premiums, assessments and impositions in connection with Borrower or the Property which Lender shall reasonably deem necessary to protect Lender's interests (herein "Other Impositions"). Unless otherwise provided by applicable law, Lender may require Funds for Other Impositions to be paid by Borrower in a lump sum or in periodic installments, at Lender's option.

     The Funds shall be held in trust by Lender in a non-interest bearing account. Lender shall apply the Funds to pay said rates, rents, taxes, assessments, insurance premiums and Other Impositions so long as Borrower is not in breach of any covenant or agreement of Borrower in this Instrument. Lender shall make no charge for so holding and applying the Funds, analyzing said account or for verifying and compiling said assessments and bills, unless Lender pays Borrower interest, earnings or profits on the Funds and applicable law permits Lender to make such a charge. Borrower and Lender may agree in writing at the time of execution of this Instrument that interest on the Funds shall be paid to Borrower, and unless such agreement is made or applicable law requires interest, earnings or profits to be paid, Lender shall not be required to pay Borrower any interest, earnings or profits on the Funds. Lender shall give to Borrower, without charge, an annual accounting of the Funds in Lender's normal format showing credits and debits to the Funds and the purpose for which each debit to the Funds was made. The Funds are pledged as additional security for the sums secured by this Instrument.

     If at any time the amount of the Funds held by Lender shall be less than the amount deemed necessary by Lender to pay water and sewer rates, taxes assessments, insurance premiums, rents and Other Impositions, as they fall due, Borrower shall pay to Lender any amount necessary to make up the deficiency within thirty days after notice from Lender to Borrower requesting payment thereof.

     Upon Borrower's breach of any covenant or agreement of Borrower in this Instrument, Lender may apply, in any amount and in any order as Lender shall determine in Lender's sole discretion, any Funds held by Lender at the time of application (i) to pay rates, rents, taxes, assessments, insurance premiums and Other Impositions which are now or will hereafter become due, or (ii) as a credit against sums secured by this Instrument. Upon payment in full of all sums secured by this Instrument, Lender shall promptly refund to Borrower any Funds held by Lender.

     3. Application of Payments. Unless applicable law provides otherwise, all payments received by Lender from Borrower under the Note or this Instrument shall be applied by Lender in the following order of priority: (i) amount payable to Lender by Borrower under paragraph 2 hereof; (ii) interest payable on the Note; (iii) principal of the Note; (iv) interest payable on advances made pursuant to paragraph 8 hereof; (v) principal of advances made pursuant to paragraph 8 hereof; and (vi) any other sums secured by this Instrument in such order as Lender, at Lender's option, may determine; provided, however, that Lender may, at Lender's option, apply any sums payable pursuant to paragraph 8 hereof prior to interest on and principal of the Note, but such application shall not otherwise affect the order of priority of application specified in this paragraph 3.

     4. Charges; Liens. Borrower shall pay all water and sewer rates, rents, taxes, assessments, premiums, and Other Impositions attributable to the Property at Lender's option in the manner provided under paragraph 2 hereof or, if not paid in such manner, by Borrower making payment, when due, directly to the payee thereof, or in such other manner as Lender may designate in writing. Borrower shall promptly furnish to Lender all notices of amounts due under this paragraph 4, and in the event Borrower shall make payment directly, Borrower shall promptly furnish to Lender receipts evidencing such payments. Borrower shall promptly discharge any lien which has, or may have, priority over or equality with, the lien of this Instrument, and Borrower shall pay, when due, the claims of all persons supplying labor or materials to or in connection with the Property. Without Lender's prior written permission, Borrower shall not allow any lien inferior to this Instrument to be perfected against the Property.

     5. Hazard Insurance. Borrower shall keep the improvements now existing or hereafter erected on the Property insured by carriers at all time satisfactory to Lender against loss by fire, hazards included within the term "extended coverage", rent loss and such other hazards, casualties, liabilities and contingencies as Lender (and, if this Instrument is on a leasehold, the ground lease) shall require and in such amounts and for such periods as Lender shall require. All premiums on insurance policies shall be paid, at Lender's option, in the manner provided under paragraph 2 hereof, or by Borrower making payment, when due, directly to the carrier, or in such other manner as Lender may designate in writing.

     All insurance policies and renewals thereof shall be in a form acceptable to Lender and shall include a standard mortgage clause in favor of and in form acceptable to Lender. Lender shall have the right to hold the policies, and Borrower shall promptly furnish to Lender all renewal notices and all receipts of paid premiums. At least thirty days prior to the expiration date of a policy, Borrower shall deliver to Lender a renewal policy in form satisfactory to Lender. If this Instrument is on the leasehold, Borrower shall furnish Lender a duplicate of all policies, renewal notices, renewal policies and receipts of paid premiums if, by virtue of the ground lease, the originals thereof may not be supplied by Borrower to Lender.

     In the event of loss, Borrower shall give immediate written notice to the insurance carrier and to Lender. Borrower hereby authorizes and empowers Lender as attorney-in-fact for Borrower to make proof of loss, to adjust and compromise any claim under insurance policies, to appear in and prosecute any action arising from such insurance policies, to collect and receive insurance proceeds, and to deduct therefrom Lender's expenses incurred in the collection of such proceeds; provided however, that nothing contained in this paragraph 5 shall require Lender to incur any expense or take any action hereunder. Borrower further authorizes Lender, at Lender's option, (a) to hold the balance of such proceeds to be used to reimburse Borrower for the cost of reconstruction or repair of the Property or (b) to apply the balance of such proceeds to the payment of the sums secured by this Instrument, whether or not then due, in the order of application set forth in paragraph 3 hereof.

     If the insurance proceeds are held by Lender to reimburse Borrower for the cost of restoration and repair of the Property, the Property shall be restored to the equivalent of its original condition or such other condition as Lender may approve in writing. Lender may, at Lender's option, condition disbursement of said proceeds on Lender's approval of such plans and specifications of an architect satisfactory to Lender, contractor's cost estimates, architect's certificates, waivers of liens, sworn statements of mechanics and materialmen and such other evidence of costs, percentage completion of construction, application of payments, and satisfaction of liens as Lender may reasonably require. If the insurance proceeds are applied to the payment of the sums secured by this Instrument, any such application of proceeds to principal shall not extend or postpone the due dates of the monthly installments referred to in paragraphs 1 and 2 hereof or change the amounts of such installments. If the Property is sold pursuant to paragraph 27 hereof or if Lender acquires title to the Property, Lender shall have all of the right, title and interest of Borrower in and to any insurance policies and unearned premiums thereon and in and to the proceeds resulting from any damage to the Property prior to such sale or acquisition.

     6. Preservation and Maintenance of Property. Borrower (a) shall not commit waste or permit impairment or deterioration of the Property, (b) shall not abandon the Property, (c) shall restore or repair promptly and in a good and workmanlike manner all or any part of the Property to the equivalent of its original condition, or such other condition as Lender may approve in writing, in the event of any damage, injury or loss thereto, whether or not insurance proceeds are available to cover in whole or in part the costs of such restoration or repair, (d) shall keep the Property, including improvements, fixtures, equipment, machinery and appliances thereon in good repair and shall replace fixtures, equipment, machinery and appliances on the Property when necessary to keep such items in good repair, (e) shall comply with all laws, ordinances, regulations and requirements of any governmental body applicable to the Property, (f) shall generally operate and maintain the Property in a manner to ensure maximum rentals, and (g) shall give notice in writing to Lender of and, unless otherwise directed in writing by Lender, appear in and defend any action or proceeding purporting to affect the Property, the security of this Instrument or the rights or powers of Lender. Neither Borrower nor any tenant or other person shall remove, demolish or alter any improvement now existing or hereafter erected on the Property or any fixture, equipment, machinery or appliance in or on the Property except when incident to the replacement of fixtures, equipment, machinery and appliances with items of like kind.

     7. Use of Property and Right of Lender to Inspect. Unless required by law or unless Lender has otherwise agreed in writing, Borrower shall not allow changes in the use for which all or any part of the Property was intended at the time this Instrument was executed. Borrower shall not initiate or acquiesce in a change in the zoning classification of the Property without Lender's prior written consent.

     Lender may make or cause to be made reasonable entries upon and inspections of the Property.

     8. Protection of Lender's Security. If Borrower fails to perform the covenants and agreements contained in this Instrument, or if any action or proceeding is commenced which affects the Property or title thereto or the interest of Lender therein, including, but not limited to, eminent domain, insolvency, code enforcement, or arrange ments or proceedings involving a bankrupt or decedent, or any action at law or in equity against Borrower by Lender to enforce Lender's rights hereunder, then Lender at Lender's option may make such appearances, disburse such sums and take such action as Lender deems necessary, in its sole discretion, to protect Lender's interest, including, but not limited to, (i) disbursement of attorney's fees, (ii) entry upon the Property to make repairs, (iii) procurement of satisfactory insurance as provided in paragraph 5 hereof, and (iv) if this Instrument is on a leasehold, exercise of any option to renew or extend the ground lease on behalf of Borrower and the curing of any default of Borrower in the terms and conditions of the ground lease.

     Any amounts disbursed by Lender pursuant to this paragraph 8, with interest thereon, shall become additional indebtedness of Borrower secured by this Instrument. Unless Borrower and Lender agree to other terms of payment, such amounts shall be immediately due and payable and shall bear interest from the date of disbursement at the rate stated in the Note unless collection from Borrower of interest at such rate would be contrary to applicable law, in which event such amounts shall bear interest at the highest rate which may be collected from Borrower under applicable law. Borrower hereby covenants and agrees that Lender shall be subrogated to the lien of any mortgage or other lien discharged, in whole or in part, by the indebtedness secured hereby. Nothing contained in this paragraph 8 shall require Lender to incur any expense or take any action hereunder.

     9. Hazardous Materials. Except as otherwise described in the Phase I Environmental Site Assessment Report by Gaynor Associates, Inc. dated December, 1996, Borrower represents and warrants that, to the best of Borrower's knowledge, after due inquiry and investigation, the Property is not now and has never been used to generate, manufacture, refine, transport, treat, store, handle, dispose, transfer, produce, process or in any manner deal with, Hazardous Materials, and that no Hazardous Materials have ever been installed, placed, or in any manner dealt with on the Property, and that no owner of the Property or any tenant, subtenant, occupant, prior tenant, prior subtenant, prior occupant or person (collectively, "Occupant") has received any notice or advice from any governmental agency or any Occupant with regard to Hazardous Materials on, from or affecting the Property. Except for the use of the Property by Syracuse Supply Company, Inc., in accordance with all Federal, State and local environmental laws, rules and regulations, Borrower covenants that the Property shall be kept free of Hazardous Materials, and shall not be used to generate, manufacture, refine, transport, treat, store, handle, dispose, transfer, produce, process or in any manner deal with, Hazardous Materials, and Borrower shall not cause or permit, as a result of any intentional or unintentional act or omission on the part of Borrower or any Occupant, the installation or placement of Hazardous Materials in or on the Property or a release of Hazardous Materials onto the Property or onto any other property or suffer the presence of Hazardous Materials on the Property. Borrower shall comply with, and ensure compliance by all Occupants with, all applicable federal, state and local laws, ordinances, rules or regulations, with respect to Hazardous Materials, and shall keep the Property free and clear of any liens imposed pursuant to such laws, ordinances, rules or regulations. In the event that Borrower receives any notice or advice from any governmental agency, or any Occupant with regard to Hazardous Materials on, from or affecting the Property, Borrower shall immediately notify Lender. Borrower shall conduct and complete all investigations, studies, sampling, and testing, and all remedial, removal, and other actions necessary to clean up and remove all Hazardous Materials, on, from or affecting the Property in accordance with all applicable federal, state, and local laws, ordinances, rules, regulations, and policies. Borrower shall defend, indemnify, and hold harmless Lender, its employees, agents, officers and directors from and against any claims, demands, penalties, fines, liabilities, settlements, damages, costs or expenses of whatever kind or nature known or unknown, contingent or otherwise, arising out of in any way related to Hazardous materials at or affecting the Property or the soil, water, vegetation, buildings, personal property, persons, animals or otherwise and any personal injury (including wrongful death) or property damage arising out of or related to such Hazardous Materials. The term "Hazardous Materials" as used in this Mortgage shall include, without limitation, gasoline, petroleum products, explosives, radioactive materials, hazardous materials, hazardous wastes, hazardous or toxic substances, polychlorinated biphenyls or related or similar materials, asbestos or any material containing asbestos, or any other substance or material as may be defined as a hazardous or toxic substance by any Federal, state or local environmental law, ordinance, rule, or regulation including, without limitation, the Comprehensive Environmental Response, Compensation, and Liability Act of 1980, as amended (42 U.S.C. Sections 9601, et seq.), the Hazardous Materials Transportation Act, as amended (49 U.S.C. Sections 1801, et seq.), the Resource Conservation and Recovery Act, as amended (42 U.S.C. Sections 6901 et seq.), the Federal Water Pollution Control Act (33 U.S.C. Sections 1251 et seq.), the Clean Air Act (42 U.S.C. Sections 7401 et seq.) and in the regulations adopted and publications promulgated pursuant thereto. The obligations and liabilities of Borrower under this paragraph shall survive the foreclosure of this Mortgage or the delivery of a deed in lieu of foreclosure, and shall continue to be binding upon Borrower notwithstanding any contrary language contained in this Mortgage or any other document, specifically including without limitation any document which otherwise relieves Borrower from personal liability under the note secured by this Mortgage, this Mortgage or any other document.

     10. Books and Records. Borrower shall keep and maintain at all times at Borrower's address stated above, or such other place as Lender may approve in writing, complete and accurate books of accounts and records adequate to reflect correctly the results of the operation of the Property and copies of all written contracts, leases and other instruments which affect the Property. Such books, records, con tracts, leases and other instruments shall be subject to examination and inspection at any reasonable time by Lender. Borrower shall furnish to Lender, within ninety days after the end of each fiscal year of Borrower, a balance sheet, an income and expense statement covering the operation of the Property for such period. Borrower shall furnish, together with the foregoing financial statements and at any other time upon Lender's request, a rent schedule for the Property, certified by Borrower, showing the name of each tenant, and for each tenant, the space occupied, the lease expiration date, the rent payable and the rent paid.

     11. Condemnation. Borrower shall promptly notify Lender of any action or proceeding relating to any condemnation or other taking, whether direct or indirect, of the Property, or part thereof, and Borrower shall appear in and prosecute any such action or proceeding unless otherwise directed by Lender in writing. Borrower authorizes Lender, at Lender's option, as attorney-in-fact for Borrower, to commence, appear in and prosecute, in Lender's or Borrower's name, any action or proceeding relating to any condemnation or other taking of the Property, whether direct or indirect, relating to any condemnation or other taking of the Property, whether direct or indirect, and to settle or compromise any claim in connection with such condemnation or other taking. The proceeds of any award, payment or claim for damages, direct or conse quential, in connection with any condemnation or other taking, whether direct or indirect, of the Property, or part thereof, or for conveyances in lieu of condemnation, are hereby assigned to and shall be paid to Lender subject, if this Instrument is on a leasehold, to the rights of lessor under the ground lease.

     Borrower authorizes Lender to apply such awards, payments, proceeds or damages, after the deduction of Lender's expenses incurred in the collection of such amounts, at Lender's option, to restoration or repair of the Property or to payment of the sums secured by this Instrument, whether or not then due, in the order of application set forth in paragraph 3 hereof, with the balance, if any, to Borrower. Unless Borrower and Lender otherwise agree in writing, any application of proceeds to principal shall not extend or postpone the due date of the monthly installments referred to in paragraphs 1 and 2 hereof or change the amount of such installments. Borrower agrees to execute such further evidence of assignment of any awards, proceeds, damages or claims arising in connection with such condemnation or taking as Lender may require.

     12. Borrower and Lien Not Released. From time to time, Lender may, at Lender's option, without giving notice or obtaining the consent of Borrower (except as hereinafter provided in this paragraph), Borrower's successors or assigns or of any junior lienholder or guarantors, without liability on Lender's part and notwithstanding Borrower's breach of any covenant or agreement of Borrower in this Instrument, extend the time for payment of said indebtedness or any part thereof, reduce the payments thereon, release anyone liable on any of said indebtedness, accept a renewal note or notes therefor, modify the terms and time of payment of said indebtedness, release from the lien of this Instrument any part of the Property, take or release other or additional security, reconvey any part of the Property, consent to any map or plan of the Property, consent to the granting of any easement, join in any extension or subordination agreement, and agree in writing with Borrower to modify the rate of interest or period of amortization of the Note or change the amount of the monthly installments payable thereunder. Any actions taken by Lender pursuant to the terms of this paragraph 12 shall not affect the obligation of Borrower or Borrower's successors or assigns to pay the sums secured by this Instrument and to observe the covenants of Borrower contained herein, shall not affect the guaranty of any person, corporation, partnership or other entity for payment of the indebtedness secured hereby, and shall not affect the lien or priority of lien hereof on the Property. Borrower shall pay Lender a reasonable service charge, together with such title insurance premiums and attorney's fees as may be incurred at Lender's option, for any such action if taken at Borrower's request.

     13. Forbearance By Lender Not A Waiver. Any forbearance by Lender in exercising any right or remedy hereunder, or otherwise afforded by applicable law, shall not be a waiver of or preclude the exercise of any right or remedy. The acceptance by Lender of payment of any sum secured by this Instrument after the due date of such payment shall not be a waiver of Lender's right to either require prompt payment when due of all other sums so secured or to declare a default for failure to make prompt payment. The procurement of insurance or the payment of taxes or other liens or charges by Lender shall not be a waiver of Lender's right to accelerate the maturity of the indebtedness secured by this Instrument, nor shall Lender's receipt of any awards, proceeds or damages under paragraphs 5 and 11 hereof operate to cure or waive Borrower's default in payment of sums secured by this Instrument.

     14. Estoppel Certificate. Borrower shall within ten days of a written request from Lender furnish Lender with a written statement, duly acknowledged, setting forth the sums secured by this Instrument and any right of set-off, counterclaim or other defense which exists against such sums and the obligations of this Instrument.

     15. Uniform Commercial Code Security Agreement. This Instrument is intended to be a security agreement pursuant to the Uniform Commercial Code for any of the items specified above as part of the Property which, under applicable law, may be subject to a security interest pursuant to the Uniform Commercial Code, and Borrower hereby grants Lender a security interest in said items. Borrower agrees that Lender may file this Instrument, or a reproduction thereof, in the real estate records or other appropriate index, as a financing statement for any of the items specified above as part of the Property. Any reproduction of this Instrument or of any other security agreement or financing statement shall be sufficient as a financing statement. In addition, Borrower agrees to execute and deliver to Lender, upon Lender's request, any financing statements, as well as extensions, renewals and amendments thereof, and reproductions of this Instrument in such form as Lender may require to perfect a security interest with respect to said items. Borrower shall pay all costs of filing such financing statements and any extensions, renewals, amendments and releases thereof, and shall pay all reasonable costs and expenses of any record searches for financing statements Lender may reasonably require. Without the prior written consent of Lender, Borrower shall not create or suffer to be created pursuant to the Uniform Commercial Code any other security interest in said items, including replacements and additions thereto. Upon Borrower's breach of any covenant or agreement of Borrower contained in this Instrument, including the covenants to pay when due all sums secured by this Instrument, Lender shall have the remedies of a secured party under the Uniform Commercial Code and, at Lender's option, may also invoke the remedies provided in paragraph 27 of this Instrument as to such items. In exercising any of said remedies, Lender may proceed against the items of real property and any items of personal property specified above as part of the Property separately or together and in any order whatsoever, without in any way affecting the availability of Lender's remedies under the Uniform Commercial Code or of the remedies provided in paragraph 27 of this Instrument.

     16. Leases of the Property. Borrower shall comply with and observe Borrower's obligations as landlord under all leases of the Property or any part thereof. Borrower, at Lender's request, shall furnish Lender with executed copies of all leases now existing or hereafter made of all or any part of the Property, and all leases now or hereafter entered into will be in form and substance subject to the approval of Lender. All leases of the Property shall specifically provide that such leases are subordinate to this Instrument; that the tenant attorns to Lender, such attornment to be effective upon Lender's acquisition of title to the Property; that the tenant agrees to execute such further evidences of attornment as Lender may from time to time request, that the attornment of the tenant shall not be terminated by foreclosure; and that
Lender may, at Lender's option, accept or reject such attornments. Borrower shall not, without Lender's written consent, execute, modify, surrender or terminate, either orally or in writing, any lease now existing or hereafter made of all or any part of the Property, permit an assignment or sublease of such a lease without Lender's written consent, or request or consent to the subordination of any lease of all or any part of the Property to any lien subordinate to this Instrument. If Borrower becomes aware that any tenant proposes to do, or is doing, any act or thing which may give rise to any right of set-off against rent, Borrower shall (i) take such steps as shall be reasonably calculated to prevent the accrual of any right to a set-off against rent, (ii) notify Lender thereof and of the amount of said set-offs, and (iii) within ten days after such accrual, reimburse the tenant who shall have acquired such right to set-off or take such other steps as shall effectively dis charge such set-off and as shall assure that rents thereafter due shall continue to be payable without set-off or deduction.

     Upon Lender's request, Borrower shall assign to Lender, by written instrument satisfactory to Lender, all leases now existing or hereafter made of all or any part of the Property and all security deposits made by tenants in connection with such leases of the Property. Upon assignment by Borrower to Lender of any leases of the Property, Lender shall have all of the rights and powers possessed by Borrower prior to such assignment and Lender shall have the right to modify, extend or terminate such existing leases and to execute new leases, in Lender's sole discretion.

     17. Remedies Cumulative. Each remedy provided in this Instrument is distinct and cumulative to all other rights or remedies under this Instrument or afforded by law or equity, and may be exercised concurrently, independently, or successively, in any order whatsoever.

     18. Acceleration in Case of Borrower's Insolvency. If Borrower shall voluntarily file a petition under the Federal Bankruptcy Act, as such Act may from time to time be amended, or under any similar or successor Federal statute relating to bankruptcy, insolvency, arrangements or reorganizations, or under any state bankruptcy or insolvency act, or file an answer in an involuntary proceeding admitting insolvency or inability to pay debts, or if Borrower shall fail to obtain a vacation or stay of involuntary proceedings brought for the reorganization, dissolution or liquidation of Borrower, or if Borrower shall be adjudged a bankrupt, or if a trustee or receiver shall be appointed for Borrower or Borrower's property, or if the Property shall become subject to the jurisdiction of a Federal bankruptcy court or similar state court, or if Borrower shall make an assignment for the benefit of Borrower's creditors, or if there is an attachment, execution or other judicial seizure of any portion of Borrower's assets and such seizure is not discharged within ten days, then Lender may, at Lender's option, declare all of the sums secured by this Instrument to be immediately due and payable without prior notice to Borrower, and Lender may invoke any remedies permitted by paragraph 27 of this Instrument. Any attorney's fees and other expenses incurred by Lender in connection with Borrower's bankruptcy or any of the other aforesaid events shall be additional indebtedness of Borrower secured by this Instrument pursuant to paragraph 8 hereof.

     19. Transfers of the Property or Beneficial Interests in Borrower. On sale or transfer of (i) all or any part of the Property, or any legal or equitable interest therein, whether voluntary or involuntary, or (ii) beneficial interests in Borrower (if Borrower is not a natural person or persons but is a corporation, partnership, limited liability company, trust or other legal entity), Lender may, at Lender's option, declare all of the sums secured by this Instrument to be immediately due and payable, and Lender may invoke any remedies permitted by paragraph 27 of this Instrument.

     20. Notice. Except for any notice required under applicable law to be given in another manner, (a) any notice to Borrower provided for in this Instrument or in the Note shall be given by mailing such notice by certified mail addressed to Borrower at Borrower's address stated above or at such other address as Borrower may designate by notice to Lender as provided herein, and (b) any notice to Lender shall be given by certified mail, return receipt requested, to Lender's address stated herein or to such other address as Lender may designate by notice to Borrower as provided herein. Any notice provided for in this Instrument or in the Note shall be deemed to have been given to Borrower or Lender when given in the manner designated herein.

     21.  Successors and Assigns  Bound;  Joint and Several  Liability;  Agents;
Captions. The covenants and agreements herein contained shall bind, and the rights hereunder shall inure to, the respective successors and assigns of Lender and Borrower, subject to the provisions of paragraph 19 hereof. All covenants and agreements of Borrower shall be joint and several. In exercising any rights hereunder or taking any actions provided for herein, Lender may act through its employees, agents or independent contractors as authorized by Lender. The captions and headings of the paragraphs of this Instrument are for convenience only and are not to be used to interpret or define the provisions hereof.

     22. Governing Law; Severability. This Instrument shall be governed by the law of the State of New York. In the event that any provision of this Instrument or the Note conflicts with applicable law, such conflict shall not affect other provisions of this Instru ment or the Note which can be given effect without the conflicting provisions, and to this end the provisions of this Instrument and the Note are declared to be severable. In the event that any applicable law limiting the amount of interest or other charges permitted to be collected from Borrower is interpreted so that any charge provided for in this Instrument or in the Note, whether considered separately or together with other charges levied in connection with this Instrument and the Note, violates such law, and Borrower is entitled to the benefit of such law, such charge is hereby reduced to the extent necessary to eliminate such violation. The amounts, if any, previously paid to Lender in excess of the amounts payable to Lender pursuant to such charges as reduced shall be applied by Lender to reduce the principal of the indebtedness evidenced by the Note. For the purpose of determining whether any applicable law limiting the amount of interest or other charges permitted to be collected from Borrower has been violated, all indebtedness which is secured by this Instrument or evidenced by the Note and which constitutes interest, as well as all other charges levied in connection with such indebtedness which constitute interest, shall be deemed to be allocated and spread over the stated term of the Note. Unless otherwise required by applicable law, such allocation and spreading shall be effected in such a manner that the rate of interest computed thereby is uniform throughout the stated term of the Note.

     23. Waiver of Statute of Limitations. Borrower hereby waives the right to assert any statute of limitations as a bar to the enforcement of the lien of this Instrument or to any action brought to enforce the Note or any other obligation secured by this Instrument.

     24. Waiver of Marshalling. Notwithstanding the existence of any other security interests in the Property held by Lender or by any other party, Lender shall have the right to determine the order in which any or all of the Property shall be subjected to the remedies provided herein. Lender shall have the right to determine the order in which any or all portions of the indebtedness secured hereby are satisfied from the proceeds realized upon the exercise of the remedies provided herein. Borrower, any party who consents to this Instrument and any party who now or hereafter acquires a security interest in the Property and who has actual or constructive notice hereof hereby waives any and all right to require the marshalling of assets in connection with the exercise of the remedies permitted by applicable law or provided herein.

     25. Construction Loan Provisions. Borrower agrees to comply with the covenants and conditions of the Building Loan Contract, if any, which is hereby incorporated by reference in and made a part of this Instrument. All advances made by Lender pursuant to the Building Loan Contract shall be indebtedness of Borrower secured by this Instrument, and such advances may be obligatory as provided in the Building Loan Contract. All sums disbursed by Lender prior to completion of the improvements to protect the security of this Instrument up to the principal amount of the Note shall be treated as disbursements pursuant to the Building Loan Contract. All such sums shall bear interest from the date of disbursement at the rate stated in the Note, unless collection from Borrower of interest at such rate would be contrary to applicable law in which event such amounts shall bear interest at the highest rate which may be collected from Borrower under applicable law and shall be payable upon notice from Lender to Borrower requesting payment therefor.

     From time to time as Lender deems necessary to protect Lender's interests, Borrower shall, upon request of Lender, execute and deliver to Lender, in such form as Lender shall direct, assignments of any and all rights or claims which relate to the construction of the Property and which Borrower may have against any party supplying or who has supplied labor, materials or services in connection with construction of the Property. In case of breach by Borrower of the covenants and conditions of the Building Loan Contract, Lender, at Lender's option, with or without entry upon the Property, (i) may invoke any of the rights or remedies provided in the Building Loan Contract, (ii) may accelerate the sums secured by this Instrument and invoke those remedies provided in paragraph 27 hereof, or (iii) may do both. If, after the commencement of amortization of the Note, the Note and this Instrument are sold by Lender, from and after such sale the Building Loan Contract shall cease to be a part of this Instrument and Borrower shall not assert any right of set-off, counterclaim or other claim or defense arising out of or in connection with the Building Loan Contract against the obligations of the Note and this Instrument.

     26. Assignment of Rents; Appointment of Receiver; Lender in Possession. As part of the consideration for the indebtedness evidenced by the Note, Borrower hereby absolutely and unconditionally assigns and transfers to Lender all the rents and revenues of the Property, including those now due, past due, or to become due by virtue of any lease or other agreement for the occupancy or use of all or any part of the Property, regardless of to whom the rents and revenues of the Property are payable. Borrower hereby authorizes Lender or Lender's agents to collect the aforesaid rents and revenues and hereby directs each tenant of the Property to pay such rents to Lender or Lender's agents; provided, however, that prior to written notice given by Lender to Borrower of the breach by Borrower of any covenant or agreement of Borrower in this Instrument, Borrower shall collect and receive all rents and revenues of the Property as trustee for the benefit of Lender and Borrower, to apply the rents and revenues so collected to the sums secured by this Instrument in the order provided in paragraph 3 hereof with the balance, so long as no such breach has occurred, to the account of Borrower, it being intended by Borrower and Lender that this assignment of rents constitutes an absolute assignment and not an assignment for additional security only. Upon delivery of written notice by Lender to Borrower of the breach by Borrower of any covenant or agreement of Borrower in this Instrument, and without the necessity of Lender entering upon and taking and maintaining full control of the Property in person, by agent or by a court-appointed receiver, Lender shall immediately be entitled to possession of all rents and revenues of the Property as specified in this paragraph 26 as the same become due and payable, including but not limited to rents then due and unpaid, and all such rents shall immediately upon delivery of such notice be held by Borrower as trustee for the benefit of Lender only; provided, however, that the written notice by Lender to Borrower of the breach by Borrower shall contain a statement that Lender exercises its rights to such rents. Borrower agrees that commencing upon delivery of such written notice of Borrower's breach by Lender to Borrower, each tenant of the Property shall make such rents payable to and pay such rents to Lender or Lender's agents on Lender's written demand to each tenant therefor, delivered to each tenant personally, by mail or by delivering such demand to each rental unit, without any liability on the part of said tenant to inquire further as to the existence of a default by Borrower.

     Borrower hereby covenants that Borrower has not executed any prior assignment of said rents, that Borrower has not performed, and will not perform, any acts or has not executed, and will not execute, any instrument which would prevent Lender from exercising its rights under this paragraph 26, and that at the time of execution of this Instrument there has been no anticipation or prepayment of any of the rents of the Property for more than two months prior to the due dates of such rents. Borrower covenants that Borrower will not hereafter collect or accept payment of any rents of the Property more than two months prior to the due dates of such rents. Borrower further covenants that Borrower will execute and deliver to Lender such further assignments of rents and revenues of the Property as Lender may from time to time request.

     Upon Borrower's breach of any covenant or agreement of Borrower in this Instrument, Lender may in person, by agent or by a court-appointed receiver, regardless of the adequacy of Lender's security, enter upon and take and maintain full control of the Property in order to perform all acts necessary and appropriate for the operation and maintenance thereof including, but not limited to, the execution, cancellation or modification of leases, the collection of all rents and revenues of the Property, the making of repairs to the Property and the execution or termination of contracts providing for the management or maintenance of the Property, all on such terms as are deemed best to protect the security of this Instrument. In the event Lender elects to seek the appointment of a receiver for the Property upon Borrower's breach of any covenant or agreement of Borrower in this Instrument, Borrower hereby expressly consents to the appointment of such receiver. Lender or the receiver shall be entitled to receive a reasonable fee for so managing the Property.

     All rents and revenues collected subsequent to delivery of written notice by Lender to Borrower of the breach by Borrower of any covenant or agreement of Borrower in this Instrument shall be applied first to the costs, if any, of taking control of and managing the Property and collecting the rents, including, but not limited to, attorney's fees, receiver's fees, premiums on receiver's bonds, costs of repairs to the Property, premiums on insurance policies, taxes, assessments and other charges on the Property, and the costs of discharging any obligation or liability of Borrower as lessor or landlord of the Property and then to the sums secured by this Instrument. Lender or the receiver shall have access to the books and records used in the operation and maintenance of the Property and shall be liable to account only for those rents actually received. Lender shall not be liable to Borrower, anyone claiming under or through Borrower or anyone having an interest in the Property by reason of anything done or left undone by Lender under this paragraph 26.

     If the rents of the Property are not sufficient to meet the costs, if any, of taking control of and managing the Property and collecting the rents, any funds expended by Lender for such purposes shall become indebtedness of Borrower to Lender secured by this Instrument pursuant to paragraph 8 hereof. Unless Lender and Borrower agree in writing to other terms of payment, such amounts shall be payable upon notice from Lender to Borrower requesting payment thereof and shall bear interest from the date of disbursement at the rate stated in the Note unless payment of interest at such rate would be contrary to applicable law, in which event such amounts shall bear interest at the highest rate which may be collected from Borrower under applicable law.

     Any entering upon and taking and maintaining of control of the Property by Lender or the receiver and any application of rents as provided herein shall not cure or waive any default hereunder or invalidate any other right or remedy of Lender under applicable law or provided herein. This assignment of rents of the Property shall terminate at such time as this Instrument ceases to secure indebtedness held by Lender.

     27. Acceleration; Remedies. Upon Borrower's breach of any covenant or agreement of Borrower in this Instrument, including, but not limited to, the covenants to pay when due any sums secured by this Instrument, Lender at Lender's option, may declare all of the sums secured by this Instrument to be immediately due and payable without further demand, may foreclose this Instrument by judicial proceeding, shall be entitled to the appointment of a receiver, without notice, and may invoke any other remedies permitted by applicable law or provided herein. Lender may, at Lender's option, also foreclose this Instrument for any portion of the sums secured hereby which is then due and payable, subject to the continuing lien of this Instrument of the balance of the Instrument debt then due. Lender shall be entitled to collect in pursuing such remedies all costs and expenses allowed by applicable law including, but not limited to, attorney's fees and applicable statutory costs. The rights of Lender herein specified shall be in addition to Lender's rights under Section 254 of the Real Property Law.

     28. Release. Upon payment of all sums secured by this Instrument, Lender shall discharge this Instrument. Borrower shall pay Lender's reasonable costs incurred in discharging this Instrument.

     29. Lien Law. Borrower will receive advances hereunder subject to the trust fund provisions of Section 13 of the Lien Law.

     30. Late Payment. If any payment required to be made by Borrower in this Instrument or the Note is not made before the tenth day of the month in which it becomes due, Borrower shall pay to Lender with such payment an additional charge equal to 5% of the payment due.

     31. Subsequent Liens. In the event a mortgage or other lien, secondary and subordinate to the lien of this Mortgage, is placed upon the Property without the written consent of Lender, Lender may at Lender's option declare all of the sums secured by this Instrument to be due and payable and Lender may invoke any remedy permitted by paragraph 27 of this Instrument.

     32. Exculpation of Broome County Industrial Development Agency. Notwithstanding any contrary provision of this Mortgage, neither Broome County Industrial Development Agency, nor any of the members, officers, agents or employees, thereof shall be personally liable for payment of any indebtedness represented by the Note which this Mortgage secures or any other amounts due hereunder or for any other indebtedness or liabilities to Lender; and neither Broome County Industrial Development Agency, nor any of the members, officers, agents or employees thereof shall be personally liable for any deficiency between the total amount of the judgment entered in any action, suit or proceeding brought to foreclose this Mortgage, and the net proceeds of the sale of the Property in such action, suit or proceeding, and no deficiency judgment will be sought or taken against Broome County Industrial Development Agency, or any of the members, officers, agents or employees thereof in any such action, suit or proceeding; provided, however, that nothing contained in this paragraph shall impair the validity of the indebtedness evidenced by the Note which this Mortgage secures or in any way affect or impair the lien of this Mortgage or the right of Lender to foreclose this Mortgage or exercise any of its other rights and remedies hereunder upon Borrower's breach of any covenant or agreement of Borrower in this Mortgage. This Mortgage is not and shall not be deemed to constitute a debt of the State of New York (including, without limitation, the County of Broome) neither the State of New York (including, without limitation, the County of Broome) shall be liable hereunder.

        IN WITNESS WHEREOF, Borrower has executed this Instrument or has caused the same to be executed by its representatives thereunto duly authorized.


                                            BROOME COUNTY INDUSTRIAL
                                            DEVELOPMENT AGENCY


                                            By ____________________________
                                                     Richard D'Attilio
                                                     Executive Director


                                            SEMICONDUCTOR LASER INTERNATIONAL
                                            CORPORATION


                                            By ____________________________
                                                    Geoffrey Burnham, President



STATE OF NEW YORK                   )
                                    ) SS.:
COUNTY OF BROOME                    )

     On this _____ day of January, in the year 2000, before me, the undersigned personally appeared RICHARD D'ATTILIO, personally known to me or proved to me on the basis of satisfactory evidence to be the individual whose name is subscribed to the within instrument and acknowledged to me that he executed the same in his capacity, and that by his signature on the instrument, the individual, or the person upon behalf of which the individual acted, executed the instrument.

                                                   __________________________
                                                         Notary Public



STATE OF NEW YORK                   )
                                    ) SS.:
COUNTY OF BROOME                    )

     On this _____ day of January, in the year 2000, before me, the undersigned personally appeared GEOFFREY BURNHAM, personally known to me or proved to me on the basis of satisfactory evidence to be the individual whose name is subscribed to the within instrument and acknowledged to me that he executed the same in his capacity, and that by his signature on the instrument, the individual, or the person upon behalf of which the individual acted, executed the instrument.

                                                   __________________________
                                                         Notary Public



                                 SCHEDULE "A"

     All that certain parcel of land with the buildings and improvements thereon erected in the Town of Kirkwood, County of Broome, and State of New York, bounded and described as follows:

     BEGINNING at a 5/8 inch rebar with cap on the existing Northerly boundary of Link Drive at its intersection with the division line between the property owned by Broome County Industrial Development Agency on the East, and the property leased to Richard F. George on the West, said rebar being Northeasterly, a distance of 224.54 feet measured along said boundary from a 5/8 inch rebar with cap at its intersection with the existing Northeasterly boundary of Corporate Drive. RUNNING THENCE North 18 degrees 20 minutes 25 seconds West along said division line, a distance of 508.73 feet to a 5/8 inch rebar with cap at its intersection with the Southerly boundary of Valley View Subdivision; thence along the last mentioned boundary the following three (3) courses and distances: (1) North 81 degrees 12 minutes 42 seconds East, a distance of 275.00 feet to a 5/8 inch rebar with cap; (2) thence North 83 degrees 37 minutes 48 seconds East, a distance of 427.70 feet to a 1 inch rebar; (3) thence North 84 degrees 18 minutes 39 seconds East, a distance of 47.88 feet to a 5/8 inch rebar with cap; thence South 06 degrees 22 minutes 12 seconds East through the property owned by said Broome County Industrial Development Agency, a distance of 499.43 feet to a 5/8 inch rebar with cap at its intersection with said existing Northerly boundary of Link Drive; thence along the last mentioned boundary the following (2) courses and distances: (1) South 83 degrees 37 minutes 48 seconds West, a distance of 580.20 feet to a 5/8 inch rebar with cap at a point of curvature; (2) thence on a curve to the left having a radius of
230.00 feet, an arc distance of 65.50 feet to the POINT OR PLACE OF BEGINNING. Containing 348,480 square feet or 8.0000 acres more or less. The last mentioned curve being subtended by a chord having a bearing of South 75 degrees 28 minutes 15 seconds West and a length of 65.29 feet.


                                     20
[TYPE]     EX-10.31


                    SEMICONDUCTOR LASER INTERNATIONAL CORPORATION



                              SUBSCRIPTION AGREEMENT



                            Dated as of February __, 2000



                               SUBSCRIPTION AGREEMENT

     SUBSCRIPTION AGREEMENT, dated as of February __, 2000 (this "Agreement"), by and among Semiconductor Laser International Corporation, a Delaware corporation (the "Corporation"), and certain subscribers whose names appear on
Schedule I attached hereto (each referred to individually as a "Subscriber" and collectively as the "Subscribers").

                                W I T N E S S E T H:

     WHEREAS, the Corporation desires to sell and issue to each Subscriber, and each Subscriber desires to purchase and subscribe from the Corporation (i) the number of shares (the "Shares") of common stock, $.01 par value per share (the "Common Stock"), of the Corporation set forth opposite their name on Schedule I, and (ii) the number of warrants (the "Warrants") of Common Stock (the "Warrant Shares") set forth opposite their name on Schedule I which may be exercised in whole or in part at any time or from time to time commencing on the Closing Date (as defined below) and prior to the fifth anniversary of the Closing Date for an exercise price of $.___ per share (the closing bid price of the Company's Common Stock on the date hereof); and

     WHEREAS, certain terms used in this Agreement are defined in Section 7.1 hereof.

     NOW, THEREFORE, in consideration of these premises, the mutual covenants and agreements hereinafter contained, and for other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, intending to be legally bound, the parties hereto hereby agree as follows:

     1. Sale and Purchase of the Shares and the Warrants. Subject to the terms and conditions of this Agreement, at the Closing, the Corporation shall sell and deliver to each Subscriber, and each Subscriber agrees, individually and not jointly, to purchase and subscribe from the Corporation, the Shares of Common Stock and the Warrants set forth opposite his name on Schedule I.

     2. Purchase Price.

     2.1. Amount of the Purchase Price. The purchase price (the "Purchase Price") for each unit (each referred to as a "Unit") being purchased by the Subscribers pursuant to Section 1 is $.30. Each Unit shall consist of one Share of Common Stock and one tenth of one Warrant being purchased by the Subscribers. The aggregate Purchase Price to be paid by each Subscriber is set forth opposite such Subscriber's name on Schedule I. The Purchase Price shall be payable as provided in Section 2.2 hereof.

     2.2. Payment of the Purchase Price. At the Closing Date, each Subscriber shall deliver the aggregate Purchase Price owed by such scriber set forth opposite his name on Schedule I to the Corporation, which Purchase Price shall be payable by certified or official bank check payable to the order of the Corporation or wire transfer of immediately available funds. As soon as practicable after such payment, the Corporation shall deliver to each of the Subscribers (i) a certificate representing the shares of Common Stock set forth opposite their name on Schedule I and (ii) a warrant representing the shares of Common Stock set forth opposite their name on Schedule I which shall contain dilution protection against stock splits, stock dividends and other similar recapitalization events and other customary terms.

     3. Closing. The closing of this Agreement (the "Closing") is scheduled to take place on or prior to February __, 2000 at the offices of the Corporation, or at such other time, date or place as the Corporation may decide. The date on which the Closing is held is referred to in this Agreement as the "Closing Date."

     4. Representations and Warranties of the Corporation.

     The Corporation hereby represents and warrants to each Subscriber, that:

     4.1. Organization of the Corporation; Authority. The Corporation is duly formed, validly existing and in good standing under the laws of the jurisdiction of its formation. The Corporation has all requisite power and authority to enter into this Agreement, and to consummate the transactions contemplated hereby. The execution, delivery and performance by the Corporation of this Agreement and the consummation of the transactions contemplated hereby have been duly authorized by all necessary action on the part of the Corporation. This Agreement has been duly executed and delivered by the Corporation and, assuming that this Agreement constitutes a valid and binding obligation of each Subscriber, constitutes a valid and binding obligation of the Corporation, enforceable against the Corporation in accordance with its terms, subject to applicable bankruptcy, insolvency, reorganization, moratorium and similar laws affecting creditors' rights and remedies generally and subject as to enforceability, to general principles of equity (regardless of whether enforcement is sought in a proceeding at law or in equity). The Shares, when issued and sold pursuant to this Agreement, and the shares of Common Stock underlying the Warrants, when issued pursuant to the Warrants, will be duly and validly issued, fully paid and nonassessable.

     4.2. Consents of Third Parties. None of the execution and delivery by the Corporation of this Agreement, the consummation of the transactions contemplated hereby, or compliance by the Corporation with any of the provisions hereof will
(a) conflict with, or result in the breach of, any provision of the organizational documents of the Corporation, (b) conflict with, violate, result in the breach or termination of, or constitute a default (or an event which, with notice or lapse of time or both, would constitute a default) or give rise to any right of termination or acceleration or right to increase the obligations or otherwise modify the terms thereof under any Contract, Permit or Order to which the Corporation is a party or by which the corporation or any of its properties or assets is bound, subject to the rights of certain shareholders to invest on the same terms and pro rata basis
(c) constitute a violation of any Law applicable to the Corporation, or (d) result in the creation of any Lien upon the properties or assets of the Corporation.

     5. Representations and Warranties of the Subscribers.

     Each of the Subscribers hereby represents and warrants, severally and not jointly, to the Corporation, that:

     5.1. Capacity; Authorization. The Subscriber has the legal capacity to enter into this Agreement and to carry out their obligations hereunder. Assuming due execution and delivery by the Corporation of this Agreement, this Agreement will constitute a legal, valid and binding obligation of the Subscriber, enforceable against the Subscriber in accordance with its terms, subject to applicable bankruptcy, insolvency, reorganization, moratorium and similar laws affecting creditors' rights and remedies generally and subject, as to enforceability, to general principles of equity (regardless of whether enforcement is sought in a proceeding at law or in equity).

     5.2. Due Diligence. The Subscriber is familiar with the business, operations and management of the Corporation. The Subscriber has reviewed the Company's filings with the Securities Exchange Commission and has had an opportunity to ask questions of and receive answers from the Corporation and its officers and other directors concerning the terms and conditions of the sale of the shares of Common Stock and the warrants set forth opposite their name on
Schedule I, and has had an opportunity to obtain additional information from the Corporation to the extent deemed necessary or advisable by the Subscriber in order to verify the accuracy of the information obtained. The Subscriber has, to the extent deemed necessary by the Subscriber, consulted with his own advisors (including the Subscriber's attorney, accountant or investment advisor) regarding the Subscriber's investment in the shares of Common Stock and the warrants set forth opposite their name on Schedule I and understands the significance and effect of its representations, warrants, acknowledgments and agreements set forth in this Agreement. The Subscriber has, to the extent deemed necessary by the Subscriber, completed due diligence and an independent investigation concerning the Corporation and the terms and conditions of the sale of the shares of Common Stock and the warrants set forth opposite their name on Schedule I.

     5.3. Investment Purposes. (a) The Subscriber is acquiring the shares of Common Stock set forth opposite their name on Schedule I for investment purposes only, for their own account, and not as a nominee or agent for any other Person, and not with a view to, or for resale in connection with, any distribution thereof within the meaning of the Securities Act, (b) the Subscriber has knowledge and experience in financial and business matters as to be capable of evaluating the merits and risks of their investment, (c) the Subscriber is an "accredited investor" within the meaning of Rule 501 of Regulation D under the Securities Act (i.e., the subscriber's net worth, or joint net worth with that of his spouse, at the time of his purchase of the shares of Common Stock set forth opposite their name on Schedule I exceeds $1,000,000); (d) the Corporation has made available to the Subscriber the opportunity to ask questions and to receive answers, and to obtain the information the Subscriber has deemed material and necessary to evaluate the merits and risks of this investment; and (e) the Subscriber understands that the Company has had and continues to have insufficient capital and that this investment involves a high degree of risk.

     5.4. Consents of Third Parties. None of the execution and delivery by the Subscriber of this Agreement, the consummation of the transactions contemplated hereby, or compliance by the Subscriber with any of the provisions hereof will
(a) conflict with, violate, result in the breach or termination of, or constitute a default (or an event which, with notice or lapse of time or both, would constitute a default) or give rise to any right of termination or acceleration or right to increase the obligations or otherwise modify the terms thereof under any Contract, Permit or Order to which the Subscriber is a party or by which the Subscriber or any of their properties or assets is bound; (b) constitute a violation of any Law applicable to the Subscriber; or (c) result in the creation of any Lien upon the properties or assets of the Subscriber. Other than those which have been obtained or made, no consent, waiver, approval, Order, Permit or authorization of, or declaration or filing with, or notification to, any Person or Governmental Body is required on the part of the Subscriber, in connection with the execution and delivery of this Agreement, or the compliance by the Subscriber with any of the provisions hereof.

     6. Transfer Restrictions; Private Placement.

     6.1. The Subscribers understands and agrees that none of the Shares of Common Stock, the Warrants or the Warrant Shares have been registered under the Securities Act, and that accordingly they will not be transferable except as permitted under various exemptions contained in the Securities Act, or upon satisfaction of the registration and prospectus delivery requirements of the Securities Act. The Subscribers acknowledges that it must bear the economic risk of the Shares of Common Stock for an indefinite period of time since they have not been registered under the Securities Act and therefore cannot be sold unless they are subsequently registered or an exemption from registration is available.

     6.2. The Subscribers agrees with the Corporation that the certificates evidencing the Shares of Common Stock sold pursuant to this Agreement shall be stamped or otherwise imprinted with a legend in substantially the following form:

         THE SECURITIES REPRESENTED BY THIS CERTIFICATE HAVE NOT BEEN REGISTERED UNDER THE SECURITIES ACT OF 1933, AS AMENDED, OR PURSUANT TO THE SECURITIES OR "BLUE SKY" LAWS OF ANY STATE. SUCH SECURITIES MAY NOT BE OFFERED, SOLD, TRANSFERRED, PLEDGED, HYPOTHECATED OR OTHERWISE ASSIGNED, EXCEPT PURSUANT TO (i) A


         REGISTRATION STATEMENT WITH RESPECT TO SUCH SECURITIES WHICH
         IS EFFECTIVE UNDER SUCH ACT, (ii) RULE 144 OR RULE 144A UNDER SUCH ACT, OR (iii) ANY OTHER EXEMPTION FROM REGISTRATION UNDER SUCH ACT, PROVIDED THAT, IF REQUESTED BY THE CORPORATION, AN OPINION
         OF COUNSEL REASONABLY SATISFACTORY IN FORM AND SUBSTANCE IS FURNISHED TO THE CORPORATION THAT AN EXEMPTION FROM THE REGISTRATION REQUIREMENTS OF SUCH ACT IS AVAILABLE.

     6.3. The legend endorsed on the certificates pursuant to Section 6.2 hereof shall be removed and the Corporation shall issue a certificate without such legend to the holder thereof at such time as the securities evidenced thereby cease to be restricted securities upon the earliest to occur of (i) a registration statement with respect to the sale of such securities shall have become effective under the Securities Act and such securities shall have been disposed of in accordance with such registration statement, (ii) the securities shall have been sold to the public pursuant to Rule 144 (or any successor provision) under the Securities Act, or (iii) such securities may be sold by the holder without restriction or registration under Rule 144(k) under the Securities Act (or any successor provision).

     7. Miscellaneous.

     7.1. Certain Definitions.

     "Contract" means any contract, agreement, indenture, note, bond, loan, instrument, lease, conditional sale contract, mortgage, license, franchise, insurance policy, commitment or other arrangement or agreement, whether written or oral.

     "Governmental Body" means any government or governmental or regulatory body thereof, or political subdivision thereof, whether federal, state, local or foreign, or any agency, instrumentality or authority thereof, or any court or arbitrator (public or private).

     "Law" means any applicable federal, state, local or foreign law (including common law), statute, code, ordinance, rule, regulation or other requirement or guideline.

     "Lien" means any mortgage, pledge, security interest, encumbrance, lien or charge of any kind, including, without limitation, any conditional sale or other title retention agreement, any lease in the nature thereof and the filing of or agreement to give any financing statement under the Uniform Commercial Code of any jurisdiction and including any lien or charge arising by statute or other law.

     "Order" means any order, injunction, judgment, decree, ruling, writ, assessment or arbitration award.

     "Person" means any individual, corporation, partnership, firm, joint venture, association, joint-stock company, trust, unincorporated organization, Governmental Body or other entity.

     "Securities Act" means the Securities Act of 1933, as amended.

     7.2. Counterparts. This Agreement may be executed simultaneously in two or more counterparts, each of which shall be deemed an original but all of which together shall constitute one and the same instrument.

     7.3. Further Assurances. The Corporation and the Subscribers each agree to execute and deliver such other documents or agreements as may be necessary or desirable for the implementation of this Agreement and the consummation of the transactions contemplated hereby.

     7.4. Severability. If any provision of this Agreement is invalid or unenforceable, the balance of this Agreement shall remain in effect.

     7.5. Entire Agreement; Amendments and Waiver. This Agreement represents the entire understanding and agreement among the parties hereto with respect to the subject matter hereof and can be amended, supplemented or changed, and any provision hereof can be waived, only by written instrument making specific reference to this Agreement signed by the parties hereto. No action taken pursuant to this Agreement, including without limitation, any investigation by or on behalf of any party, shall be deemed to constitute a waiver by the party taking such action of compliance with any representation, Warrants, covenant or agreement contained herein. The waiver by any party hereto of a breach of any provision of this Agreement shall not operate or be construed as a further or continuing waiver of such breach or as a waiver of any other or subsequent breach. No failure on the part of any party to exercise, and no delay in exercising, any right, power or remedy hereunder shall operate as a waiver thereof, nor shall any single or partial exercise of such right, power or remedy by such party preclude any other or further exercise thereof or the exercise of any other right, power or remedy. All remedies hereunder are cumulative and are not exclusive of any other remedies provided by law.

     7.6. Governing Law. This Agreement shall be governed by and construed in accordance with the laws of the State of New York without giving effect to the principles of conflict of laws thereunder which would specify the application of the law of another jurisdiction.

     7.7. Notices. All notices and other communications to the Subscribers shall be in writing (including facsimile, telecopy, telex or similar writing) and shall be deemed given or made as of the date delivered, if delivered personally or by telecopy, one day after being delivered by overnight courier or three days after being mailed by registered or certified mail, to the Subscriber's addresses provided on the signature page hereof.

     7.8. Headings; Interpretive Matters. The section headings of this Agreement are for reference purposes only and are to be given no effect in the construction or interpretation of this Agreement. No provision of this Agreement will be interpreted in favor of, or against, any of the parties hereto by reason of the extent to which any such party or its counsel participated in the drafting thereof or by reason of the extent to which any such provision is inconsistent with any prior draft hereof or thereof.

     7.9. Binding Effect; Assignment. This Agreement shall be binding upon and inure to the benefit of the parties and their respective successors and permitted assigns. Nothing in this Agreement shall create or be deemed to create any third-party beneficiary rights in any Person or entity not a party to this Agreement except as provided below. No assignment of this Agreement or of any rights or obligations hereunder may be made by the Corporation or the Subscribers (by operation of law or otherwise) without the prior written consent of the other party hereto and any attempted assignment without the required consents shall be void. Upon any permitted assignment, the references in this Agreement to the Corporation shall apply to any such assignee unless the context otherwise requires.

     IN WITNESS WHEREOF, the parties hereto have caused this Subscription Agreement to be duly executed as of the date and year first written above.

                                    SEMICONDUCTOR LASER
                                    INTERNATIONAL CORPORATION


                                    By:________________________
                                    Name: Geoffrey T. Burnham
                                    Title: President and Chief Executive Officer


                       Name of Subscriber:       ___________________________

                                                 Address:____________________

                                               ___________________________

                                                 Telephone:__________________

                                                 Fax:_______________________


                                   SCHEDULE I

                                   SUBSCRIBERS


Name             Shares of Common Stock     Warrant Shares     Purchase Price





Totals