Form 10QSB
period 2000-03-31
SEMICONDUCTOR LASER INTERNATIONAL CORP
filed 2000-05-15
CIK 921445

UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549


                                 --------------------

                                     FORM 10-QSB

(Mark one)
[x] Quarterly Report under section 13 or 15(d) of the Securities Exchange Act of 1934

                       For the quarter ended March 31, 2000

[ ] Transition Report under section 13 or 15(d) of the Securities Exchange Act of 1934

                       For the period from ______ to ______

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

                    15 Link Drive, Binghamton, New York 13904
                    -----------------------------------------
                    (Address of principal executive offices)

                                (607) 722-3800
                                --------------
                         (Issuer's telephone number)

--------------------------------------------------------------------------------
(former name,former address and former fiscal year,if changed since last report)


     As of April 30, 2000, there were 28,478,263 shares of the issuers common stock, par value $.01 per share outstanding.

Transitional Small Business Disclosure Format

               Yes    [ ]                        No    [x]

                         Part I. Financial Information

Item 1. Financial Statements


                   Semiconductor Laser International Corporation

                                   Balance Sheet

                                                   December 31,      March 31,
                                                       1999            2000
                                                                    (unaudited)
                                                   ------------     ------------
Assets
Current assets
  Cash and cash equivalents                       $    347,747     $  4,999,660
  Accounts Receivable, net of allowance for
   doubtful accounts of $583,293 and $583,293,
   respectively                                        295,561          290,683
  Inventory                                            861,911          877,074
  Prepaid expenses and other assets                     24,957           24,957
                                                   ------------     ------------
                  Total current assets               1,530,176        6,192,374

Property, plant and equipment, net                   2,584,974        2,533,524
Deposits and other assets                              149,396          132,802
                                                   ------------     ------------
                  Total assets                    $  4,264,546     $  8,858,700
                                                   ============     ============

Liabilities and Shareholders' Equity
Current liabilities
  Accounts payable                                $    708,193     $    770,114
  Notes Payable ( Line of Credit )                   1,000,000        1,000,000
  Accrued expenses and other liabilities               174,809          193,797
  Current portion of long-term debt                     44,368           41,505
                                                   ------------     ------------
                  Total current liabilities          1,927,320        2,005,416

Long-term debt                                         713,668          703,122
Accrued royalty payments                               100,000          100,000
                                                   ------------     ------------
                  Total liabilities                  2,741,038        2,808,538
                                                   ------------     ------------
Commitments and contingencies (Notes 2 and 5)

Shareholders' Equity
Common stock, $.01 par value, 75,000,000 shares
 authorized, 15,641,064 issued and outstanding
 at December 31, 1999; 28,474,397 issued and
 outstanding at March 31, 2000                         156,411          284,744
Subscriptions Receivable                              (100,000)            -
Treasury stock                                        (248,241)        (248,241)
Convertible Preferred Stock                             10,000           10,000
Additional paid-in capital                          22,034,365       27,636,453
Accumulated deficit                                (20,329,027)     (21,632,794)
                                                   ------------     ------------
                  Total Shareholders' Equity         1,523,508        6,050,162
                                                   ------------     ------------
                  Total Liabilities and
                    Shareholders' Equity          $  4,264,546     $  8,858,700
                                                   ============     ============

                  See accompanying notes to financial statements

                  Semiconductor Laser International Corporation

                             Statement of Operations

                                                       Three Months Ended
                                                            March 31,
                                                      1999             2000
                                                   (unaudited)      (unaudited)
                                                   -----------      -----------
Net sales                                          $   298,545          405,850

Cost of sales                                         (663,886)        (813,766)
                                                   -----------      -----------
     Gross margin                                     (365,341)        (407,916)

Operating expenses:

Research and development expenses                  $     1,738      $    11,774
Sales and marketing expenses                            63,220           82,681
General and administrative expenses                    570,804          821,861
                                                    ----------       ----------
         Loss from operations                        1,001,103        1,324,232

Interest income                                            305           20,465
                                                    ----------       ----------
         Net loss                                    1,000,798        1,303,767
                                                    ==========       ==========

Earnings per share - basic and diluted                ($0.09)          ($0.07)
                                                    ==========       ==========

Weighted average shares outstanding                 11,226,052       18,125,138
                                                    ==========       ==========




                  See accompanying notes to financial statements

                  Semiconductor Laser International Corporation

                            Statement of Cash Flows

                                                       Three Months Ended
                                                            March 31,
                                                      1999            2000
                                                   (unaudited)     (unaudited)
                                                   -----------     -----------
Cash flows from operating activities:
Net loss                                           $(1,000,798)    $(1,303,767)
Adjustments to reconcile net loss to
  net cash used in operating
  activities:
   Depreciation and amortization                        51,990          51,870

Change in assets and liabilities:
   (Increase)/decrease in accounts
     receivable, net                                   144,745           4,878
   (Increase)/decrease in inventory                     10,390         (15,163)
   (Increase)/decrease in prepaid
     expenses and other assets                           4,731             -
   (Increase)/decrease in deposits
     and other assets                                  (27,160)         16,594
   Increase/(decrease) in accounts
     payable                                           (18,998)         61,921
   Increase/(decrease) in accrued
     expenses and other liabilities                      6,882          16,126
                                                   -----------     -----------
Net cash used in operating activities                 (828,218)     (1,167,541)
                                                   -----------     -----------
Cash flows from investing activities:
Purchase of property, plant and
   equipment                                              (326)         -
Sale of equipment                                           -           -
                                                   -----------     -----------
Net cash provided from (used for)
   investing activities                                   (326)         -
                                                   -----------     -----------
Cash flows from financing activities
Issuance of stock, net of expenses                     707,964       5,830,000
Issuance of warrants                                    31,500           -
Proceeds from short-term debt                          300,000           -
Payments on long-term debt                              (9,769)        (10,546)
                                                   -----------     -----------
Net cash provided by financing
   activities                                        1,029,695       5,819,454
                                                   -----------     -----------
Net increase in cash, cash
   equivalents and restricted cash                     201,151       4,651,913
Cash, cash equivalents and restricted
   cash at beginning of period                         112,695         347,747
                                                   -----------     -----------
Cash, cash equivalents and restricted
   cash at end of period                             $ 313,846     $ 4,999,660
                                                   ===========     ===========



                  See accompanying notes to financial statements

                  Semiconductor Laser International Corporation


                          Notes to Financial Statements
                                  March 31, 2000
                                   (Unaudited)


1. Organization

   Semiconductor Laser International Corporation (the "Company") was incorporated in New York State in September 1993 and, subsequently, reincorporated in Delaware in September 1997, to produce high power semiconductor diode laser wafers and bars ("HPDLs"), and to market these products worldwide.

2. Financial Resources and Liquidity

   The Company has incurred net losses from inception and has at March 31, 2000 an accumulated deficit of $21,632,373 and working capital of $4,186,958. While the Company has raised approximately $5.7 million from a series of private placements since January 1, 2000, ( See Note 8 ), certain of the monies will be utilized to pay payables in arrears.

   Prospectively, however, the Company needs to demonstrate an ability to increase its sales, generate positive gross margins and net income. Based upon the fiscal 2000 budget, the Company expects that its cash and working capital requirements will continue to be significant as its operations expand. The Company expects that such cash and working capital requirements will be satisfied through a combination of revenue growth and additional private equity financings. There can be no assurance that such additional financing can be consumated.

3. Basis of Presentation

   The accompanying unaudited financial statements have been prepared by the Company. Certain information and footnote disclosures normally included in financial statements prepared in conformity with generally accepted accounting principles have been condensed or omitted. In the opinion of the Company's management, the disclosures made are adequate to make the information presented not misleading, and the financial statements contain all adjustments necessary to present fairly the financial position as of March 31, 2000 and the results of operations and cash flows for the three months ended March 31, 2000 and 1999. The results of operations for the three months ended March 31, 2000 are not necessarily indicative of the results to be expected for the full year.

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

   Net loss per share

   Net loss per share, basic and diluted, is computed using the weighted average number of shares of common stock outstanding.

   As of March 31, 2000, the Company had outstanding warrants and options to purchase 12,423,271 and 562,629 shares of common stock, respectively, which are not included in the calculation of earnings per share for the three months ended March 31, 2000, and would not be included in such calculation due to the anti-dilutive nature of these instruments. Of the warrants excluded from such calculation, 1,948,000 expired by their terms on March 19, 2000.

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

5. Commitment, Contingencies and Other Matters

   Operating Leases

   Rent expense under non-cancellable operating leases, including the FINOVA leases, was $262,660 for the three months ended March 31,2000. Rent expense under non-cancellable operating leases, including the FINOVA leases, was $278,860 for the three months ended March 31, 1999.

   Future minimum payments under non-cancellable operating leases, including the FINOVA lease agreement, at March 31, 2000, are as follows:


                                 Year ending
                                 December 31,      Commitment
                                -------------     -------------
                                    2000(1)        $  755,061(1)
                                    2001              605,207
                                                  -------------
                                                   $1,360,268
                                                  =============
           (1) Nine months


6. Income taxes

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


7. Litigation/Investigation

The Company is currently engaged in litigation with a former employee, Dr. Keith Evans, against whom the Company brought an action for breach of confidentiality obligations and defamation of character. In 1997, Dr. Evans responded with a counter claim alleging defamation of character and is seeking $500,000 in damages. The action is pending in the Supreme Court of Broome County, New York. The litigation is presently in the discovery stage. The Company believes the counter claim is without merit and is vigorously defending such action and further, believes that the ultimate outcome of such action will not have a material impact on the financial condition, results of operations or cash flows of the Company.

   Since April 1998, the Company had been responding to informal requests for information from the Securities and Exchange Commission(the"Commission"). In August 1998, the Company learned that in June 1998, the Commission had issued a formal order of investigation to determine whether violations of certain aspects of the federal securities laws had occurred in connection with the Company. Pursuant to this formal order of investigation, the Company and certain of its current and former officers and directors have produced documents pursuant to subpoenas from the Northeast Regional Office of the Commission. The Company does not know whether or not this investigation remains active and is not able to speculate as to the specific subject matter of the investigation. There can be no assurance as to the timeliness of the completion of the investigation or as to the final result thereof, and no assurance can be given that the final result of the investigation will not have a material adverse effect on the Company. The Company has cooperated with the investigation and has responded to all requests for information in connection with the investigation. No such requests for information has been forthcoming since late 1998.

    In August 1998, the Company learned that the United States Attorney's
Office for the Southern District of New York is investigating whether violations of securities laws have occurred in connection with the Company's public disclosures but has been informed that the Company is not presently a target of the investigation. The Company has cooperated fully with the investigation and has responded to a grand jury subpoena issued in connection with the investigation. The Company does not know whether or not this investigation remains active and is unable to speculate as to the outcome or possible effect of the investigation on the Company or its management. There can be no assurance as to the timeliness of the completion of the investigation or as to the final result thereof, and no assurance can be given that the final result of the investigation will not have a material adverse effect on the Company or its current management. Management believes that there are meritorious defenses to the issues raised by this investigation and intends to defend this matter vigorously. No requests for information have been received since late 1998.

     In November 1999, an action was filed against the Company and several of its present and former officers and directors in the United States Federal Court for the District of Massachusetts entitled Timothy Geran v. Semiconductor Laser International Corporation, Whale Securities Co., LP, Geoffrey T. Burnham, Allen
W. Johnson, Jr., Theodore W. Konopelski, Susan M. Burnham, George Barrett, David
L. Koffman, Brian Thompson, and Nicholas L. Prioletti, Jr., Case No. CA99-30-251 -MAP. The Complaint alleges violations by the defendants of Section 12(a)(2) of the Securities Act of 1933 arising out of alleged misrepresentations by defendants as to the Company that allegedly induced plaintiff to purchase warrants to purchase the Company's common stock. The Complaint seeks damages of $27,782. The Company believes it has meritorious defenses to this action and intends to defend the action vigorously and further, believes that the ultimate outcome of such action will not have a material impact on the financial condition or results of operations of the Company.

The Company is currently engaged in litigation with Newport Corporation in the Supreme Court of Broome County, New York, a vendor who is seeking to recover $100,508 for goods allegedly sold to the Company. The action was commenced on June 2, 1999. Based on losses sustained by the Company as a result of previously supplied defective equipment from this vendor, the Company's counterclaim exceeds the amount sued for by Newport Corporation. The Company believes that the ultimate outcome of the action will not have a material impact on the financial condition or results of operations of the Company.

The Company is currently engaged in litigation with IOS Capital Corporation, a vendor who is seeking to recover $55,821 on the basis of an alleged default by the Company in making its lease agreement installments for color copying equipment. The action was commenced on July 9, 1999 in the Supreme Court of Oneida County, New York. The Company believes that the vendor was incapable of providing a working product acceptable to the Company and the equipment was returned to the vendor as a result. The Company believes that the ultimate outcome of the action will not have a material impact on the financial condition or results of operations of the Company.

The Company is currently engaged in a lawsuit with one of its customers, Rocky Mountain Instruments ("RMI"). RMI disputes the amounts owed to the Company regarding certain orders, has made claims regarding defects in certain of the units delivered and it is currently late in making payments on such orders. The Company believes that RMI owes approximately $468,571(including a late charge) to the Company. The Company also has asserted claims for lost profits and other damages. The Company has retained an expert in the lawsuit with RMI to determine the amount of its damages. On November 2, 1999 the Company filed a Complaint and Jury Demand against RMI in District Court claiming, among other things, that RMI had breached its contract and failed to fulfill its promises relating to RMI's purchase of laser diodes from the Company. A trial date has not yet been established. The Company's allowance for doubtful accounts includes the aforementioned amount which remains uncollected.

8.  Financing

The Company entered into a Securities Purchase Agreement (the "Securities Purchase Agreement"), dated as of February 5, 1999, with bmp Mobility AG Venture Capital ("bmp"), as amended by Amendment No. 1 to Securities Purchase Agreement (the "Amendment"), dated as of April 28, 1999 (the Securities Purchase Agreement, as amended by the Amendment is hereinafter referred to as the "Amended Purchase Agreement"). Pursuant to the terms of the Amended Purchase Agreement, bmp purchased, 2,000,000 shares of the Company's Common Stock and 1,000,000 shares of the Company's Series B Convertible Preferred Stock,$.01 par value per share, (the "Series B Stock") each convertible into 5 shares of the Company's Common Stock or an aggregate of 5,000,000 shares of the Company's Common Stock. bmp had previously purchased 367,650 shares of the Company's Common Stock in unrelated open market transactions. In connection with the Amendment, on June 26, 1999 the Company issued to bmp a five year warrant to purchase an aggregate of 500,000 shares Common Stock, at an exercise price of $0.50 per share (the "bmp Warrrant").

In connection with the Amendment, the Company entered into a consulting agreement, dated as of April 28, 1999, (the "Consulting Agreement") between the Company and bmp Management Consultants GmbH ("bmp Consultants"), a German limited liability corporation wholly-owned by bmp AG Venture Capital & Network Management, the parent company of bmp, providing for the retention of bmp Consultants as strategic and financial consultants to the Company, for an aggregate consulting fee of $200,000. Pursuant to a verbal agreement with bmp Consultants the Company will be billed on a work performed basis for the $200,000 aggregate consulting fee. As of March 31, 2000, bmp Consultants had been paid $80,887. bmp is no longer providing such services. In addition, bmp is eligible to receive a finder's fee in the amount of 5% of the net proceeds of any transaction involving the raising of debt or equity capital in a private placement from a source introduced to the Company by bmp consummated by the Company until June 26, 2001. The shares of Common Stock issued to bmp contain certain demand and piggyback registration rights and the Series B Stock contains certain anti-dilution rights. Based on public filings, the Company is aware that bmp has transferred ownership of its shares of Common Stock, Series B Stock and the bmp Warrant to ANB Alster Neue Beiteiligungs GmbH KG ("ANB").

The Company has available a collateralized line of credit with BSB Bank(the "Loan Agreement"), subject to a borrowing base calculation, with an aggregate availability in the amount of $1,000,000 for purposes of providing working capital. The line, bears interest at prime plus 2.5%. The Company has utilized $1,000,000 of this line as of March 31, 2000.

In January 2000, BSB required the Company to provide it with additional security for the Loan Agreement in the form of a $750,000 second mortgage on the Company's facility and a first security interest in all of its assets. The second mortgage and the security agreement granting the requested security interest were executed and delivered to BSB on January 31, 2000. BSB has agreed to release the lien of the second mortgage upon satisfaction of its first mortgage, and a pay down or permanent reduction of the Company's line of credit with BSB of $300,000 or a pledge of cash collateral in such amount.

BSB agreed to waive the default of the Company under the Loan Agreement with respect to "Mandatory Loan Repayments" and waived the Affirmative Covenants - "Financial Covenants and Ratios" at December 31, 1999. Subsequently, BSB agreed to waive the default of the Company under the Loan Agreement with respect to "Mandatory Loan Repayments" for the period ending February 29,
2000 provided the Company met the borrowing base requirements as of March 3, 2000. These requirements were met by the Company. On May 8, 2000, the Company agreed with BSB to pay down approximately $250,000 of the collateralized line of credit, representing the amount in excess of the borrowing base. Such excess
amount had been cash collateralized.   In connection with such agreement, the
line of credit will be extended to March 31, 2001. In addition, the Company agreed to issue BSB warrants to purchase 50,000 shares of the Company's common stock at an exercise price of $1.00 per share.

In conjunction with the Securities Purchase Agreement, on February 16, 1999, the Company issued to BSB, a five year warrant to purchase an aggregate of 500,000 shares of the Company's common stock at an exercise price of $0.575 per share (the "BSB Warrant"). The shares issuable upon exercise of the BSB Warrant contain certain registration rights. The value of the BSB warrant has been reflected as deferred financing costs in the Company's financial statements and will be amortized over the period commencing from date of issue to May 31, 2000.

On March 14, 2000, the Company entered into a Waiver and Lock-up Agreement with BSB, pursuant to which BSB waived any rights to adjustment that it may have under the BSB Warrant. In addition, BSB agreed not to transfer the shares of Common Stock issuable to BSB upon conversion of the BSB Warrant until March 20, 2001 without the prior written consent of the Company. The Series B Convertible Preferred Stock and warrants purchased by bmp (and subsequently transferred to ANB) contain certain provisions relating to antidilution protection against private placement issuances of securities below fair market value. The Company has had certain discussions with a representative of ANB concerning the applicability of these provisions to the private placements consummated subsequent to January 1, 2000. The Company has contended that no such adjustment is required and sought a waiver of such provisions. To date, no agreement has been reached. To the extent it is determined that such adjustment is required, the failure to reach such agreement could result in an increase in the number of shares of the Company's common stock issuable upon exercise of the Series B Convertible Preferred Stock and warrants and thereby result in potential dilution to existing shareholders.

In September 1999, 2,979,256 shares of Common Stock were issued in a private placement at an aggregate purchase price of $1,117,221. The Company received $1,061,422 net of finder's fees. The shares of Common Stock issued in this private placement contain certain piggyback registration rights.

The Company has issued an aggregate of 12,833,333 shares of Common Stock and 9,743,333 warrants in a series of private placements consummated between December 31, 1999 and March 31, 2000. The Company raised an aggregate of $5,730,000 from such private placements at purchase prices ranging between $0.30 and $0.50 per share and warrant exercise prices ranging between $0.75 and $1.0625 per share. The warrants range between 4 to 5 year warrants. The Company is in discussions with certain other investors concerning up to an additional $4 million of private placement equity financing. There can be no assurance that such additional financing can be consummated.

Item 2.  Managements Discussion and Analysis or Plan of Operation

Certain statements in this Report under the caption "Managements'
Discussion and Analysis or Plan of Operation" and elsewhere constitute or may constitute "forward-looking" statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Litigation Reform Act"), including, without limitation, statements regarding future cash requirements. The Company desires to avail itself of certain "safe harbor" provisions of the Litigation Reform Act and is therefore including this special note to enable the Company to do so. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: inability to obtain additional financing on acceptable terms, manufacturing delays due to equipment or technical problems, delays in product development; inability to expand into telecommunications products; costs associated with and outcome of investigations described elsewhere herein; failure to receive or delays in receiving regulatory approval; lack of enforceability of patents and proprietary rights; general economic and business conditions; industry capacity; industry trends;demographic changes; competition; material costs and availability; the loss of any significant customers; changes in business strategy or development plans;quality of management; availability, terms and deployment of capital; business abilities and judgment of personnel; availability of qualified personnel; changes in, or the failure to comply with, government regulations; and other factors referenced in this report.

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

The Company has raised an aggregate of $5,730,000 from a series of private placements since January 1, 2000. The Company is currently in discussions with investors regarding an additional financing of up to $4 million. The Company intends to grow its business through expansion into telecommunications products. The Company has the capability without substantial capital expenditures or an expansion of staff to manufacture products with telecommunications applications. If the Company is successful in raising additional financing it is anticipated that it will expend between $500,000 to $4,000,000 on capital expenditures to expand significantly the products with telecommunications applications that the Company could manufacture. Therefore, with additional equity financing the Company believes that the potential for revenues in the area of telecommunications is significantly increased. However, there can be no assurances that additional equity financing can be obtained, or that the Company can increase sales in telecommunications.

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

Results of Operations

Sales for the three months ended March 31, 2000 were $405,850, representing an increase of 36% over the first three months ended March 31, 1999. Although government sales decreased, commercial sales increased in the comparison period.

The Company has a purchase order with a customer in China for approximately
$4 million for a single chip high power diode. Such customer has held up the shipment of approximately $140,000 in products already manufactured by the Company and delayed processing of the next production order pending resolution of a claim by an agent in China claiming to have an exclusive sales agency relationship with the Company and therefore to be entitled to a commission on the orders with this customer. The Company believes that the claims of this agent are completely without merit and has terminated its relationship with this agent. There can be no assurance that the customer will be satisfied with the resolution of this claim or willing to permit shipments and production to resume. As a result, revenues anticipated to received in the second and third quarters will be delayed and, if the dispute as to this agent's rights cannot be resolved to the satisfaction of the customer, the Company may not realize any additional revenues from this customer. Even if the dispute is resolved, the realization of the full $4 million amount of the order is subject to the Company's ability to satisfy the customer on quality and quantity requirements. If the dispute is resolved, and the Company can satisfy the customer on quality and quantity requirements, the order size may be increased.

Cost of sales, which includes materials, production labor and equipment costs increased 22.5% to $813,766 for the three months ended March 31, 2000 as compared to $663,886 for the three months ended March 31, 1999. Gross margin declined as a result of the increase in the cost of sales. Cost of sales levels are expected to exceed sales levels until the volume of sales increases. The Company expects sales levels to increase in the future, thus steadily increasing production levels to levels approaching optimum capacity, although no such assurance can be provided.

Research and Development("R & D") expenditures were $11,774 for the three months ended March 31, 2000 as compared to $1,738 in the same period in 1999. The increase in such expenditures is primarily associated with the majority of R & D expenses in the first quarter of 1999 being charged to the cost of sales for such quarter.

Sales and Marketing expenses were $82,681 for the three months ended March 31, 2000 as compared to $63,220 for the same period in 1999. The increase is attributable to increases in costs associated with trade show expenses partially offset by a decrease in advertising expenses.

General and Administrative expenses were $821,861 for the three months ended March 31, 2000 as compared to $570,804 for the same period in 1999. Such increase was primarily attributable to an increase in professional fees of $184,227, insurance costs of $14,266 and loan interest expense of $32,431. Additionally, hourly wages increased net of salary decreases from the first quarter of 1999 compared to the first quarter of 2000 by $27,833. Increases amounting to $19,632 were experienced in other miscellaneous expenses. Offsetting these increases were decreases in maintenance expenses of $18,028 due to less frequent repairs and a decrease in outside services expense of $9,304 due to reduced requirements.

Interest income increased $20,160 as a result of higher levels of invested cash in the first quarter of 2000 compared to the same period in 1999.

Liquidity and Capital Resources

The Company's cash and cash equivalents at March 31, 2000 were $4,999,660 as compared to $347,747 at December 31, 1999, a net increase of $4,651,913 for the three months ended March 31, 2000. The increase is the result of $1,167,539 used in operating activities and $5,819,452 provided by financing activities.

The $5,819,454 provided by financing activities was derived from the issuance of 12,833,333 shares of common stock and warrants to purchase 9,743,333 shares of Common Stock for an aggregate gross consideration of $5,830,000. The former was offset by payments on the long-term debt.

The Company has available a collateralized line of credit with BSB Bank(the "Loan Agreement"), subject to a borrowing base calculation, with an aggregate availability in the amount of $1,000,000 for purposes of providing working capital. The line, bears interest at prime plus 2.5%. The Company has utilized $1,000,000 of this line as of March 31, 2000.

In January 2000, BSB required the Company to provide it with additional security for the Loan Agreement in the form of a $750,000 second mortgage on the Company's facility and a first security interest in all of its assets. The second mortgage and the security agreement granting the requested security interest were executed and delivered to BSB on January 31, 2000. BSB has agreed to release the lien of the second mortgage upon satisfaction of its first mortgage, and a pay down or permanent reduction of the Company's line of credit with BSB of $300,000 or a pledge of cash collateral in such amount.

BSB agreed to waive the default of the Company under the Loan Agreement with respect to "Mandatory Loan Repayments" and waived the Affirmative Covenants - "Financial Covenants and Ratios" at December 31, 1999. Subsequently, BSB agreed to waive the default of the Company under the Loan Agreement with respect to "Mandatory Loan Repayments" for the period ending February 29,
2000 provided the Company met the borrowing base requirements as of March 3, 2000. These requirements were met by the Company. On May 8, 2000, the Company agreed with BSB to pay down approximately $250,000 of the collateralized line of credit, representing the amount in excess of the borrowing base. Such excess
amount had been cash collateralized.   In connection with such agreement, the
line of credit will be extended to March 31, 2001. In addition, the Company agreed to issue BSB warrants to purchase 50,000 shares of the Company's common stock at an exercise price of $1.00 per share.

The Company entered into a Securities Purchase Agreement (the "Securities Purchase Agreement"), dated as of February 5, 1999, with bmp Mobility AG Venture Capital ("bmp"), as amended by Amendment No. 1 to Securities Purchase Agreement (the "Amendment"), dated as of April 28, 1999 (the Securities Purchase Agreement, as amended by the Amendment is hereinafter referred to as the "Amended Purchase Agreement"). Pursuant to the terms of the Amended Purchase Agreement, bmp purchased, 2,000,000 shares of the Company's Common Stock and 1,000,000 shares of the Company's Series B Convertible Preferred Stock ,$.01 par value per share (the "Series B Stock"), each convertible into 5 shares of the Company's Common Stock or an aggregate of 5,000,000 shares of the Company's Common Stock. bmp had previously purchased 367,650 shares of the Company's Common Stock in unrelated open market transactions. In connection with the Amendment, on June 26, 1999 the Company issued to bmp a five year warrant to purchase an aggregate of 500,000 shares Common Stock, at an exercise price of $0.50 per share (the "bmp Warrrant"). The shares of Common Stock issued to bmp contain certain demand and piggyback registration rights and the Series B Stock contains certain anti-dilution rights.Based on public filings, the Company is aware that bmp has transferred ownership of its shares of Common Stock, Series B Stock and the bmp Warrant to ANB Alster Neue Beiteiligungs GmbH KG ("ANB").

      In September 1999, 2,979,256 shares of Common Stock were issued at an aggregate purchase price of $1,117,221. The Company received $1,061,422 net of finder's fees. The shares of Common Stock issued in this private placement contain certain piggyback registration rights.

     The Company has issued an aggregate of 12,833,333 shares of Common Stock and 9,743,333 warrants in a series of private placements consummated between December 31, 1999 and March 31, 2000. The Company raised an aggregate of $5,730,000 in gross proceeds from such private placements at purchase prices ranging between $0.30 and $0.50 per share and warrant exercise prices ranging between $0.75 and $1.0625 per share. The warrants range between 4 to 5 year warrants. On March 14, 2000, the Company entered into a Waiver and Lock-up Agreement with BSB, pursuant to which BSB waived any rights to adjustment that it may have under the BSB Warrant. In addition, BSB agreed not to transfer the shares of Common Stock issuable to BSB upon conversion of the BSB Warrant until March 20, 2001 without the prior written consent of the Company. The Series B Convertible Preferred Stock and warrants purchased by bmp (and subsequently transferred to ANB) contain certain provisions relating to antidilution protection against private placement issuances of securities below fair market value. The Company has had certain discussions with a representative of ANB concerning the applicability of these provisions to the private placements consummated subsequent to January 1, 2000. The Company has contended that no such adjustment is required and sought a waiver of such provisions. To date, no agreement has been reached. To the extent it is determined that such adjustment is required, the failure to reach such agreement could result in an increase in the number of shares of the Company's common stock issuable upon exercise of the Series B Convertible Preferred Stock and warrants and thereby result in potential dilution to existing shareholders.

     The Company has filed a registration statement with the Securities and Exchange Commission to register certain shares issued in private placements consummated over the preceding 12 months.

     The Company has incurred net losses from inception and has an accumulated deficit at March 31, 2000 of $21,632,794. These losses have been financed primarily out of proceeds from the Company's initial public offering and private equity financings. The Company expects that its cash and working capital requirements will continue to be significant as its operations expand.
Potential sources for such cash and working capital requirements are revenue growth and additional private equity financing. It is anticipated that the Company will continue to incur losses for the immediate future until it is able to achieve profitable operations or to generate sales sufficient to support its operations.

     The Company is in discussions with certain other investors concerning up to an additional $4 million of private placement financing. There can be no assurance that such additional financing can be consummated. The need to raise equity capital at current stock prices is likely to result in substantial dilution to shareholders and could result in a change of control. One investor who purchased shares and warrants in March 2000, now beneficially owns 53.4% of the common stock, inclusive of warrants purchased by such investor.

  The Company anticipates that capital expenditures during fiscal 2000 will range between approximately $500,000 and $4,000,000 depending on the level of additional financing raised.

     There can be no assurance that the Company will be able to obtain additional financing, including any institutional financing, when needed, on commercially reasonable terms or at all. Therefore, it is uncertain that the Company will be able to meet its obligations as they become due.

                          PART II. - OTHER INFORMATION

Item 1. Legal Proceedings.

     The Company is involved in litigation described in Note 5 in the financial statements.


Item 2. Changes in Securities and Use of Proceeds.

     None


Item 3. Defaults Upon Senior Securities.

     None


Item 4. Submission of Matters to a Vote of Security Holders.

     None


Item 5. Other Information.

Roger D. O'Brien, who served as a director of the Company during fiscal 1999, advised the Company of his resignation as a director of the Company, effective as of February 29, 2000. There has been no disagreement between the Company and Mr. O'Brien.

Item 6. Exhibits and Reports on Form 8-K.

         (a)   Exhibits.

              27   Financial Data Schedule

         (b)   Reports on Form 8-K.

                     None

                                 SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                    Semiconductor Laser International Corporation
                    ---------------------------------------------
                                     (Registrant)



Date: May 15, 2000                   By:/s/ Geoffrey T Burnham
                                        ----------------------------
                                        Geoffrey T. Burnham
                                          Chairman of the Board, President
                                          and Chief Executive Officer
                                          (principal executive officer)

Date: May 15, 2000                   By:/s/ Leonard E. Lundberg
                                        ----------------------------
                                        Leonard E. Lundberg
                                          Chief Financial Officer,
                                          Principal Financial Officer
                                          and Principal Accounting Officer