Form 10QSB
period 2000-06-30
SEMICONDUCTOR LASER INTERNATIONAL CORP
filed 2000-08-14
CIK 921445

UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549


                                 --------------------

                                     FORM 10-QSB

(Mark One)
[x] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended June 30, 2000

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from ______ to ______

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


     As of August 4, 2000, there were 28,518,263 shares of the issuer's common stock, par value $.01 per share outstanding.

Transitional Small Business Disclosure Format (Check one):

               Yes    [ ]                        No    [x]

                         PART I. - FINANCIAL INFORMATION

Item 1. Financial Statements.


                   Semiconductor Laser International Corporation

                                   Balance Sheet

                                                   December 31,       June 30,
                                                       1999            2000
                                                                    (unaudited)
                                                   ------------     ------------
Assets
Current assets
  Cash and cash equivalents                       $    347,825     $  3,380,947
  Accounts Receivable, net of allowance for
   doubtful accounts of $583,293 and $510,257,
   respectively                                        295,483          241,515
  Inventory                                            861,911        1,008,673
  Prepaid expenses and other assets                     21,147           26,531
                                                   ------------     ------------
                  Total current assets               1,526,366        4,657,666

Property, plant and equipment, net                   2,584,974        2,541,254
Deposits and other assets                              151,021          126,152
                                                   ------------     ------------
                  Total assets                    $  4,262,361     $  7,325,072
                                                   ============     ============

Liabilities and Shareholders' Equity
Current liabilities
  Accounts payable                                $    701,738     $    520,597
  Notes Payable ( Line of Credit )                   1,000,000          789,776
  Accrued expenses and other liabilities               174,810          188,199
  Current portion of long-term debt                     44,368           55,972
                                                   ------------     ------------
                  Total current liabilities          1,920,916        1,554,544

Long-term debt                                         713,668          702,213
Accrued royalty payments                               100,000          100,000
                                                   ------------     ------------
                  Total liabilities                  2,734,584        2,356,757
                                                   ------------     ------------
Commitments and contingencies (Notes 2 and 5)

Shareholders' Equity
Common stock, $.01 par value, 75,000,000 shares
 authorized, 15,641,064 issued and outstanding
 at December 31, 1999; 28,476,255 issued and
 outstanding at June 30, 2000                          156,411          284,762
Subscriptions Receivable                              (100,000)            -
Treasury stock                                        (248,241)        (248,241)
Convertible Preferred Stock                             10,000           10,000
Additional paid-in capital                          22,034,364       27,460,162
Accumulated deficit                                (20,324,757)     (22,538,368)
                                                   ------------     ------------
                  Total Shareholders' Equity         1,527,777        4,968,315
                                                   ------------     ------------
                  Total Liabilities and
                    Shareholders' Equity          $  4,262,361     $  7,325,072
                                                   ============     ============

                  See accompanying notes to financial statements

                  Semiconductor Laser International Corporation

                             Statement of Operations

                                                       Three Months Ended                  Six Months Ended
                                                            June 30,                          June 30,
                                                      1999             2000            1999             2000
                                                   (unaudited)      (unaudited)     (unaudited)      (unaudited)
                                                   -----------      -----------     -----------      -----------
Net sales                                          $   363,003          358,362     $   661,548      $   764,212

Cost of sales                                         (687,049)        (653,024)      1,350,936        1,466,790
                                                   -----------      -----------     -----------      -----------
     Gross margin                                     (324,046)        (294,662)       (689,388)        (702,578)

Operating expenses:

Research and development expenses                  $      -      $       14,691     $     1,738           26,466
Sales and marketing expenses                           131,155          114,666         194,014          197,347
General and administrative expenses                    594,701          552,270       1,165,865        1,367,399
                                                    ----------       ----------     -----------      -----------
         Loss from operations                        1,049,902          976,289       2,051,005        2,293,790

Interest income                                          5,731           60,461           6,036           80,180
                                                    ----------       ----------     -----------      -----------
         Net loss                                    1,044,171          915,828       2,044,969        2,213,610
                                                    ==========       ==========     ===========      ===========

Earnings per share - basic and diluted                $(0.09)          $(0.03)         $(0.15)          $(0.10)
                                                    ==========       ==========     ===========      ===========

Weighted average shares outstanding                 12,280,181       28,517,875      13,453,643       23,329,417
                                                    ==========       ==========     ===========      ===========




                               See accompanying notes to financial statements

                  Semiconductor Laser International Corporation

                            Statement of Cash Flows

                                                        Six Months Ended
                                                            June 30,
                                                      1999            2000
                                                   (unaudited)     (unaudited)
                                                   -----------     -----------
Cash flows from operating activities:
Net loss                                           $(2,044,969)    $(2,213,610)
Adjustments to reconcile net loss to
  net cash used in operating
  activities:
   Depreciation and amortization                       113,384         113,981

Change in assets and liabilities:
   Decrease in accounts receivable, net                 55,729          53,768
   (Increase)/decrease in inventory                      3,553        (146,762)
   (Increase)/decrease in prepaid
     expenses and other assets                          25,863          (3,475)
   (Increase)/decrease in deposits
     and other assets                                  (23,685)         23,160
   Decrease in accounts payable                       (112,642)       (181,141)
   Increase/(decrease) in accrued
     expenses and other liabilities                    (11,078)         20,447
                                                   -----------     -----------
Net cash used in operating activities               (1,993,845)     (2,333,632)
                                                   -----------     -----------
Cash flows from investing activities:
Purchase of property, plant and
   equipment                                           (49,371)        (59,880)
Sale of equipment                                           -           -
                                                   -----------     -----------
Net cash provided from (used for)
   investing activities                                (49,371)        (59,880)
                                                   -----------     -----------
Cash flows from financing activities
Issuance of stock, net of expenses                   2,974,189       5,648,315
Issuance of warrants                                    31,500           -
Proceeds(Payments) on short-term debt                  450,000        (210,224)
(Payments) on long-term debt                           (29,644)        (11,457)
                                                   -----------     -----------
Net cash provided by financing
   activities                                        3,426,045       5,426,634
                                                   -----------     -----------
Net increase in cash, cash
   equivalents and restricted cash                   1,382,829       3,033,122
Cash, cash equivalents and restricted
   cash at beginning of period                         111,820         347,825
                                                   -----------     -----------
Cash, cash equivalents and restricted
   cash at end of period                            $1,494,649     $ 3,380,947
                                                   ===========     ===========



                  See accompanying notes to financial statements

                  Semiconductor Laser International Corporation


                          Notes to Financial Statements
                                  June 30, 2000
                                   (Unaudited)


1. Organization

   Semiconductor Laser International Corporation (the "Company") was incorporated in the state of New York in September 1993 and, subsequently, reincorporated in the Commonwealth of Delaware in September 1997, to produce high power semiconductor diode laser wafers and bars and to market these products worldwide.

2. Financial Resources and Liquidity

   The Company has incurred net losses from inception and has at June 30, 2000 an accumulated deficit of $22,538,368 and working capital of $3,103,122. While the Company has raised $5,830,000 from a series of private placements since January 1, 2000 (more fully described in Note 8).

   Prospectively, however, the Company needs to demonstrate an ability to increase its sales and generate positive gross margins and net income. Based upon the fiscal 2000 budget, the Company expects that its cash and working capital requirements will continue to be significant as its operations expand. The Company expects that such cash and working capital requirements will be satisfied through a combination of revenue growth and additional private equity financings. There can be no assurance that such additional financing can be consummated. The need to raise equity capital at current stock prices is likely to result in substantial dilution to shareholders and could result in a change of control. One investor who purchased shares of common stock and shares of common stock issuable upon the exercise of warrants in March 2000, now beneficially owns approximately 53.4% of the Company's common stock, inclusive of warrants purchased by such investor.

3. Basis of Presentation

   The accompanying unaudited financial statements have been prepared by the Company. Certain information and footnote disclosures normally included in financial statements prepared in conformity with generally accepted accounting principles have been condensed or omitted. In the opinion of the Company's management, the disclosures made are adequate to make the information presented not misleading, and the financial statements contain all adjustments necessary to present fairly the financial position as of June 30, 2000 and the results of operations and cash flows for the six months ended June 30, 2000 and 1999. The results of operations for the six months ended June 30, 2000 are not necessarily indicative of the results to be expected for the full year.

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

   Income taxes

   The Company provides for income taxes in accordance with the liability method as set forth in Financial Accounting Standards No. 109, "Accounting for Income Taxes." This method provides that deferred tax assets and liabilities are recorded, using currently enacted tax rates, based upon the difference between the tax bases of assets and liabilities and their carrying amounts for financial statement purposes. A valuation allowance is recorded when it is more likely than not that deferred tax assets will not be realized.

   Net loss per share

   Net loss per share, basic and diluted, is computed using the weighted average number of shares of common stock outstanding.

   As of June 30, 2000, the Company had outstanding warrants and options to purchase 12,473,271 and 515,629 shares of common stock, respectively, which are not included in the calculation of earnings per share for the six months ended June 30, 2000, and would not be included in such calculation due to the anti-dilutive nature of these instruments.

   As of June 30, 1999, the Company had outstanding warrants and options to purchase 3,446,334 and 170,730 shares of common stock, respectively, which are not included in the calculation of earnings per share for the six months ended June 30, 1999, and would not be included in such calculation due to the anti-dilutive nature of these instruments.

5. Commitment, Contingencies and Other Matters

   Operating Leases

   Rent expense under non-cancellable operating leases, including the FINOVA leases, was $525,320 for the six months ended June 30, 2000. Rent expense under non-cancellable operating leases, including the FINOVA leases, was $555,233 for the six months ended June 30, 1999.

   Future minimum payments under non-cancellable operating leases, including the FINOVA lease agreement, at June 30, 2000, are as follows:


                                 Year ending
                                 December 31,      Commitment
                                -------------     -------------
                                    2000(1)        $  642,751(1)
                                    2001              465,830
                                                  -------------
                                                   $1,108,581
                                                  =============
           (1) Six months


6. Income taxes

Net operating loss carry forwards of approximately $20,500,000 expire in the years 2008 to 2013. Internal Revenue Code Section 382 places a limitation on the utilization of Federal net operating loss carryforwards when an ownership change, as defined by tax law, occurs. The annual utilization of net operating loss carryforwards generated prior to such changes in ownership will be limited, in any one year, to a percentage of fair market value of the Company at the time of the ownership change.


7. Litigation/Investigation

The Company is currently engaged in litigation with a former employee, Dr.
Keith Evans, against whom the Company brought an action for breach of confidentiality obligations and defamation of character. The action is pending in the Supreme Court of Broome County, New York(the "Court"). In 1997, Dr. Evans responded with a counterclaim alleging defamation of character and is seeking $500,000 in damages. A motion to dismiss the counterclaim was presented to the Court on July 28, 2000. The Company believes that the ultimate outcome of such action will not have a material impact on the financial condition, results of operations or cash flows of the Company. The action has been recently placed on the trial calendar of the Court.

Since April 1998, the Company had been responding to informal requests for information from the Securities and Exchange Commission (the "Commission"). In August 1998, the Company learned that in June 1998, the Commission had issued a formal order of investigation to determine whether violations of certain aspects of the federal securities laws had occurred in connection with the Company. Pursuant to this formal order of investigation, the Company and certain of its current and former officers and directors have produced documents pursuant to subpoenas from the Northeast Regional Office of the Commission. The Company does not know whether or not this investigation remains active and is not able to speculate as to the specific subject matter of the investigation. There can be no assurance as to the timeliness of the completion of the investigation or as to the final result thereof, and no assurance can be given that the final result of the investigation will not have a material adverse effect on the Company. The Company has cooperated with the investigation and has responded to all requests for information in connection with the investigation. No such requests for information have been forthcoming since late 1998.

In August 1998, the Company learned that the United States Attorney's
Office for the Southern District of New York is investigating whether violations of securities laws have occurred in connection with the Company's public disclosures but has been informed that the Company is not presently a target of the investigation. The Company has cooperated fully with the investigation and has responded to a grand jury subpoena issued in connection with the investigation. The Company does not know whether or not this investigation remains active and is unable to speculate as to the outcome or possible effect of the investigation on the Company or its management. There can be no assurance as to the timeliness of the completion of the investigation or as to the final result thereof, and no assurance can be given that the final result of the investigation will not have a material adverse effect on the Company or its current management. Management believes that there are meritorious defenses to the issues raised by this investigation and intends to defend this matter vigorously. The Company does not know whether or not this investigation remains active and it is unable to speculate as to the outcome or possible effect of the investigation on the Company or its management. No requests for information have been received since late 1998.

In November 1999, an action was filed against the Company and several of its present and former officers and directors in the United States Federal Court for the District of Massachusetts entitled Timothy Geran v. Semiconductor Laser International Corporation, Whale Securities Co., LP, Geoffrey T. Burnham, Allen
W. Johnson, Jr., Theodore W. Konopelski, Susan M. Burnham, George Barrett, David
L. Koffman, Brian Thompson, and Nicholas L. Prioletti, Jr., Case No. CA99-30-251 -MAP. The complaint alleges violations by the defendants of Section 12(a)(2) of the Securities Act of 1933 arising out of alleged misrepresentations by defendants as to the Company that allegedly induced plaintiff to purchase warrants to purchase common stock. The complaint seeks damages of $27,782. The Company believes it has meritorious defenses to this action and intends to defend the action vigorously and further believes that the ultimate outcome of such action will not have a material impact on the financial condition or results of operations of the Company.

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

The Company is currently engaged in a lawsuit with one of its customers, Rocky Mountain Instruments ("RMI"). RMI disputes the amounts owed to the Company regarding certain orders, has made claims regarding defects in certain of the units delivered and it is currently late in making payments on such orders. The Company believes that RMI owes approximately $468,571 (including a late charge) to the Company. The Company also has asserted claims for lost profits and other damages. The Company has retained an expert in the lawsuit with RMI to determine the total amount of its damages. On November 2, 1999, the Company filed a complaint and jury demand against RMI claiming, among other things, that RMI had breached its contract and failed to fulfill its promises relating to RMI's purchase of laser diodes from the Company. A trial date has not yet been established. The Company's allowance for doubtful accounts includes the aforementioned amount which remains uncollected.

8.  Financing

The Company entered into a Securities Purchase Agreement, dated as of February 5, 1999 (the "Securities Purchase Agreement"), with bmp Mobility AG Venture Capital ("bmp"), as amended by Amendment No. 1 to Securities Purchase Agreement, dated as of April 28, 1999 (the "Amendment" together with the Securities Purchase Agreement, collectively referred to as the "Amended Securities Purchase Agreement"). Pursuant to the terms of the Amended Purchase Agreement, bmp purchased 2,000,000 shares of common stock and 1,000,000 shares of Series B Convertible Preferred Stock, par value $0.01 per share (the "Series B Stock"), each convertible into 5 shares of common stock or an aggregate of 5,000,000 shares of common stock. bmp had previously purchased 367,650 shares of common stock in unrelated open market transactions. In connection with the Amendment, on June 26, 1999 the Company issued to bmp a five year warrant to purchase an aggregate of 500,000 shares of common stock at an exercise price of $0.50 per share (the "bmp Warrrant"). The shares of common stock issued to bmp contain certain demand and piggyback registration rights and the Series B Stock contains certain anti-dilution rights. Based on public filings, the Company is aware that bmp has transferred ownership of its shares of common stock, the Series B Stock and the bmp Warrant to ANB Alster Neue Beiteiligungs GmbH KG ("ANB").

The Company has available a collateralized line of credit with BSB Bank pursuant to a loan agreement (the "Loan Agreement"), subject to a borrowing base calculation, with an aggregate availability in the amount of $1,000,000 for purposes of providing working capital. The line of credit bears interest at prime plus 2.5%. The Company has utilized $789,776 of this line as of June 30, 2000.

In conjunction with the Securities Purchase Agreement, on February 16, 1999, the Company issued to BSB a five year warrant to purchase an aggregate of 500,000 shares of common stock at an exercise price of $0.575 per share (the "BSB Warrant"). The shares issuable upon exercise of the BSB Warrant contain certain piggyback registration rights. The value of the BSB Warrant has been reflected as deferred financing costs in the Company's financial statements and was amortized over the period commencing from date of issue to May 31, 2000.

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

BSB agreed to waive the default of the Company under the Loan Agreement with respect to "Mandatory Loan Repayments" and waived the "Affirmative Covenants - Financial Covenants and Ratios" at December 31, 1999. Subsequently, BSB agreed to waive the default of the Company under the Loan Agreement with respect to "Mandatory Loan Repayments" for the period ending February 29,
2000 provided the Company met the borrowing base requirements as of March 3, 2000. These requirements were met by the Company. On May 31, 2000, the
Company paid down $210,000 of the collateralized line of credit. On May 16, 2000, the Company extended its $1,000,000 line of credit to March 31, 2001. In addition, the Company agreed to issue BSB warrants to purchase 50,000 shares of common stock at an exercise price of $1.00 per share.

On March 14, 2000, the Company entered into a Waiver and Lock-up Agreement with BSB, pursuant to which BSB waived any rights to adjustment that it may have under the BSB Warrant. In addition, BSB agreed not to transfer the shares of common stock issuable to BSB upon conversion of the BSB Warrant until March 20, 2001 without the prior written consent of the Company. The Series B Stock and the bmp Warrant (subsequently transferred to ANB) contain certain provisions relating to antidilution protection against private placement issuances of securities below fair market value. The Company has had certain discussions with a representative of ANB concerning the applicability of these provisions to the private placements consummated subsequent to January 1, 2000. The Company has contended that no such adjustment is required and sought a waiver of such provisions. To date, no agreement has been reached. To the extent it is determined that such adjustment is required, the failure to reach such agreement could result in an increase in the number of shares of common stock issuable upon exercise of the Series B Stock and warrants and thereby result in potential dilution to existing shareholders.

In September 1999, 2,979,256 shares of common stock were issued in a private placement at an aggregate purchase price of $1,117,221. The Company received $1,061,422 net of finder's fees. The shares of common stock issued in this private placement contain certain piggyback registration rights.

The Company has issued an aggregate of 12,877,199 shares of common stock and 10,217,778 shares of common stock issuable upon exercise of warrants in a series of private placements since January 1, 2000. The Company raised an aggregate of $5,730,000 from such private placements at purchase prices ranging between $0.30 and $0.50 per share and warrant exercise prices ranging between $0.75 and $1.0625 per share of common stock. The warrants may be exercised from time to time over a term of either 4 or 5 years. The Company is in discussions with certain other investors concerning up to an additional $4,300,000 of private placement financing. There can be no assurance that such additional financing can be consummated.

The Company has filed a registration statement with the Securities and Exchange Commission to register certain shares issued in private placements consummated over the preceding 18 months.

Item 2.  Management's Discussion and Analysis or Plan of Operation.

Certain statements in this report under the caption "Management's
Discussion and Analysis or Plan of Operation" and elsewhere constitute or may constitute "forward-looking" statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Litigation Reform Act"), including, without limitation, statements regarding future cash requirements. The Company desires to avail itself of certain "safe harbor" provisions of the Litigation Reform Act and is therefore including this special note to enable the Company to do so. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: inability to obtain additional financing on acceptable terms; manufacturing delays due to equipment or technical problems; delays in product development; inability to expand into telecommunications products; costs associated with and outcome of investigations described elsewhere herein; failure to receive or delays in receiving regulatory approval; lack of enforceability of patents and proprietary rights; general economic and business conditions; industry capacity; industry trends; demographic changes; competition; material costs and availability; the loss of any significant customers; changes in business strategy or development plans; quality of management; availability, terms and deployment of capital; business abilities and judgment of personnel; availability of qualified personnel; changes in, or the failure to comply with, government regulations; and other factors referenced in this report.

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

The manufacture of semiconductor lasers such as those sold by the Company is a highly complex and precise process, requiring production in a highly controlled and clean environment utilizing materials free of defects and contamination. These factors have a significant impact on production yields and product reliability which in turn affect operating results and future customer acceptance. The Company as well as other semiconductor laser manufacturers have, from time to time, experienced technical production problems which have resulted in adverse financial consequences. No assurance can be given that the Company's systems, procedures, procurement efforts and production process are such that these problems will not be experienced in the future.

Since the onset of commercial production, the Company, on occasion, has been unable to manufacture certain products in quantities sufficient to meet the demands of its existing customer base and that of new customers based upon equipment and/or other technical problems arising at various points during the production process. At this time the Company is not experiencing any technical difficulty of its production processing. Historically, cash flow problems have placed considerable strain on the Company's management, financial, manufacturing and other resources and limited the Company's ability to grow its revenues. Although the Company has raised $5,830,000 in private placement financing since January 1, 2000, lack of financial resources in the future could have a material adverse impact on the Company's business and results of operations.

The Company has not generated material revenues or profits to date.

Results of Operations

Three months ended June 30, 2000, compared to three months ended June 30, 1999.

Sales for the three months ended June 30, 2000 were $358,362 as compared to $363,003 for the three months ended June 30, 1999. Although government sales decreased in the comparison period, commercial sales increased correspondingly.

The Company has a purchase order with a customer in China for approximately
$4 million for a single chip high power diode. Such customer has held up the shipment of approximately $140,000 in products already manufactured by the Company and delayed processing of the next production order pending resolution of a claim by an agent in China claiming to have an exclusive sales agency relationship and claiming to thus be entitled to a commission on the orders with this customer. The Company believes that the claims of this agent are without merit. The Company has had certain conversations with the customer concerning the shipment and production. There can be no assurance that the customer will be satisfied with the resolution of this claim or willing to permit shipments and production to resume. As a result, revenues anticipated to be received in the third quarter will be delayed and, if the dispute as to this agent's rights cannot be resolved to the satisfaction of the customer, the Company may not realize any additional revenues from this customer. Even if the dispute is resolved, the realization of the full $4 million amount of the order is subject to the Company's ability to satisfy the customer on quality and quantity requirements.

Cost of sales, which includes materials, production labor and equipment costs decreased 5.0% to $653,024 for the three months ended June 30, 2000 as compared to $687,049 for the three months ended June 30, 1999. The decrease was attributable to the recording of lower material costs as a result of upward adjustments to the inventory due to physical inventory count transactions.
Gross margin increased as a result of this decrease in the cost of sales. Cost of sales levels will continue to exceed sales levels until the volume of sales increases. The Company expects sales levels to increase in the future, thus steadily increasing production levels to levels approaching optimum capacity, although no such assurance can be provided.

Research and Development("R & D") expenditures were $14,691 for the three months ended June 30, 2000. The R & D expenses for the three months ended June 30, 1999 were being charged to the cost of sales for the period.

Sales and Marketing expenses were $114,666 for the three months ended June 30, 2000 as compared to $131,155 for the same period in 1999. The decrease is attributable to decreases in costs associated with trade shows, brochures and advertising expenses offset by an increase in travel expenses.

General and Administrative expenses were $552,270 for the three months ended June 30, 2000 as compared to $594,701 for the same period in 1999. The decrease was primarily attributable to an decrease in professional fees of $107,285, offset by increases in insurance costs of $17,856 and bad debt expense of $25,000. Increases amounting to $21,998 were experienced in other miscellaneous expenses.

Interest income increased $54,730 as a result of higher levels of invested cash in the second quarter of 2000 compared to the same period in 1999.

Six months ended June 30,2000, as compared to six months ended June 30, 1999.

Sales for the six months ended June 30, 2000 were $764,212 compared to $661,548 for the same period in 1999 or an increase of $102,664. Although government contract revenue decreased, commercial revenues increased to more than offset the aforementioned decline.

Cost of sales for the six months ended June 30, 2000 increased $115,854 over the six months ended June 30, 1999. Although government contract costs decreased, increases were recorded in labor and materials in anticipation of revenue which did not occur. Cost of sales levels will continue to exceed sales levels until the volume of sales increases. The Company expects sales levels to increase in the future, thus steadily increasing production levels to levels approaching optimum capacity, although no such assurance can be provided.

R & D expenditures were $26,466 for the six months ended June 30, 2000. R & D expenses for the six months ended June 30, 1999 were primarily being charged to the cost of sales for the period, however, $1,738 was recorded against operating expenses.

Sales and Marketing expenses were $197,347 for the six months ended June 30, 2000 as compared to $194,014 for the same period in 1999. The increase is attributable to increases in costs associated with trade shows and travel expenses offset by brochures and advertising expenses.

General and Administrative expenses were $1,368,399 for the six months ended June 30, 2000 as compared to $1,165,865 for the same period in 1999. The increase was primarily attributable to an increase in professional fees of $73,516, insurance costs of $32,122, bad debt expense of $25,000 and interest expense of $43,049. Increases amounting to $28,847 were experienced in other miscellaneous expenses.

Interest income increased $74,144 as a result of higher levels of invested cash in the first half of 2000 compared to the same period in 1999.

Liquidity and Capital Resources

The Company's cash and cash equivalents at June 30, 2000 were $3,380,947 as compared to $347,825 at December 31, 1999, a net increase of $3,033,122 for the six months ended June 30, 2000. The increase is the result of $2,333,632 used in operating activities, $59,880 used for investing activities and $5,426,634 provided by financing activities.

The $5,426,634 provided by financing activities was derived from the issuance of 12,833,333 shares of common stock and warrants to purchase 9,743,333 shares of Common Stock for an aggregate gross consideration of $5,830,000 ($5,648,315 net of fees), payments on the line of credit of $210,224 and on long-term debt of $11,457.

In conjunction with the Securities Purchase Agreement, on February 16, 1999, the Company issued to BSB a five year warrant to purchase an aggregate of 500,000 shares of common stock at an exercise price of $0.575 per share. The shares issuable upon exercise of the warrants contain certain piggyback registration rights. The value of the warrants has been reflected as deferred financing costs in the Company's financial statements and was amortized over the period commencing from the date of issue to May 31, 2000.

The Company has available a collateralized line of credit with BSB Bank pursuant to the Loan Agreement, subject to a borrowing base calculation, with an aggregate availability in the amount of $1,000,000 for purposes of providing working capital. The line of credit bears interest at prime plus 2.5%. The Company has utilized $789,776 of this line as of June 30, 2000.

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

BSB agreed to waive the default of the Company under the Loan Agreement with respect to "Mandatory Loan Repayments" and waived the "Affirmative Covenants - Financial Covenants and Ratios" at December 31, 1999. Subsequently, BSB agreed to waive the default of the Company under the Loan Agreement with respect to "Mandatory Loan Repayments" for the period ending February 29,
2000 provided the Company met the borrowing base requirements as of March 3, 2000. These requirements were met by the Company. On May 31, 2000, the Company paid down $210,224 of the collateralized line of credit. On May 16, 2000, the Company extended its $1,000,000 line of credit to March 31, 2001. In addition, the Company agreed to issue BSB warrants to purchase 50,000 shares of common stock at an exercise price of $1.00 per share.

Pursuant to the terms of the Amended Purchase Agreement, bmp purchased 2,000,000 shares of common stock and 1,000,000 shares of Series B Stock, each convertible into 5 shares of common stock or an aggregate of 5,000,000 shares of common stock. bmp had previously purchased 367,650 shares of common stock in unrelated open market transactions. In connection with the Amendment, on June 26, 1999 the Company issued to bmp the bmp Warrrant. The shares of common stock issued to bmp contain certain demand and piggyback registration rights and the Series B Stock contains certain anti-dilution rights. Based on public filings, the Company is aware that bmp has transferred ownership of its shares of common stock, the Series B Stock and the bmp Warrant to ANB.

In September 1999, 2,979,256 shares of common stock were issued at an aggregate purchase price of $1,117,221. The Company received $1,061,422 net of finder's fees. The shares of common stock issued in this private placement contain certain piggyback registration rights.

The Company has issued an aggregate of 12,877,199 shares of common stock and 10,217,778 shares of common stock issuable upon exercise of warrants in a series of private placements since January 1, 2000. The Company raised an aggregate of $5,830,000 in gross proceeds from such private placements at purchase prices ranging between $0.30 and $0.50 per share and warrant exercise prices ranging between $0.75 and $1.0625 per share. The warrants may be exercised from time to time over a term of either 4 or 5 years.

On March 14, 2000, the Company entered into a Waiver and Lock-up Agreement with BSB, pursuant to which BSB waived any rights to adjustment that it may have under the BSB Warrant. In addition, BSB agreed not to transfer the shares of common stock issuable to BSB upon conversion of the BSB Warrant until March 20, 2001 without the prior written consent of the Company. The Series B Stock and the bmp Warrant (subsequently transferred to ANB) contain certain provisions relating to antidilution protection against private placement issuances of securities below fair market value. The Company has had certain discussions with a representative of ANB concerning the applicability of these provisions to the private placements consummated subsequent to January 1, 2000. The Company has contended that no such adjustment is required and sought a waiver of such provisions. To date, no agreement has been reached. To the extent it is determined that such adjustment is required, the failure to reach such agreement could result in an increase in the number of shares of the Company's common stock issuable upon exercise of the Series B Stock and warrants and thereby result in potential dilution to existing shareholders.

The Company has filed a registration statement with the Securities and Exchange Commission to register certain shares issued in private placements consummated over the preceding 18 months.

The Company has incurred net losses from inception and has an accumulated deficit at June 30, 2000 of $22,538,368. These losses have been financed primarily out of proceeds from the Company's initial public offering and private equity financings. The Company expects that its cash and working capital requirements will continue to be significant as its operations expand.
Potential sources for such cash and working capital requirements are revenue growth and additional private equity financing. It is anticipated that the Company will continue to incur losses for the immediate future until it is able to achieve profitable operations or to generate sales sufficient to support its operations.

The Company anticipates based upon its business plan, that without any capital infusion, its cash will be sufficient for its needs at least until June 30, 2001. The Company intends to seek additional financing, from financial and banking institutions as well as through further equity financings. There can be no assurance that such additional financing can be consummated. The need to raise equity capital at current stock prices is likely to result in substantial dilution to shareholders and could result in a change of control. One investor who purchased shares of common stock and shares of common stock issuable upon exercise of warrants in March 2000, now beneficially owns approximately 53.4% of the Company's common stock, inclusive of warrants purchased by such investor.

The Company anticipates that capital expenditures during fiscal 2000 will be up to $4,300,000 depending on the level of additional financing raised. There can be no assurance that the Company will be able to obtain additional financing, including any institutional financing, when needed, on commercially reasonable terms or at all. Therefore, it is uncertain that the Company will be able to meet its obligations as they become due.

                          PART II. - OTHER INFORMATION

Item 1. Legal Proceedings.

     The Company is involved in litigation described in Note 7 in the financial statements.


Item 2. Changes in Securities and Use of Proceeds.

     The Company issued 1,858 shares of common stock to a vendor on April 19, 2000.


Item 3. Defaults Upon Senior Securities.

     None.


Item 4. Submission of Matters to a Vote of Security Holders.

     None.


Item 5. Other Information.

     The Company is currently in the process of expanding its current Class 1,000 clean room facility by adding an additional 500 square feet of clean room space. This space will be dedicated to optoelectronic packaging and telecommunications products. However, there can be no assurance that the Company will realize any increase in volume or increase in revenues either from its standard products or its telecommunication products which are currently under development.

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


                    Semiconductor Laser International Corporation
                    ---------------------------------------------
                                     (Registrant)



Date: August 14, 2000                   By:/s/ Geoffrey T Burnham
                                        ----------------------------
                                        Geoffrey T. Burnham
                                          Chairman of the Board, President
                                          and Chief Executive Officer
                                          (Principal Executive Officer)

Date: August 14, 2000                   By:/s/ Leonard E. Lundberg
                                        ----------------------------
                                        Leonard E. Lundberg
                                          Chief Financial Officer
                                          (Principal Financial Officer
                                          and Principal Accounting Officer)