Form 10QSB
period 2000-09-30
SEMICONDUCTOR LASER INTERNATIONAL CORP
filed 2000-11-13
CIK 921445

UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549


                                 --------------------

                                     FORM 10-QSB

(Mark One)
[x] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended September 30, 2000

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


     As of November 1, 2000, there were 28,518,263 outstanding shares of the issuer's common stock, par value $.01 per share.

Transitional Small Business Disclosure Format (Check one):

               Yes    [ ]                        No    [x]

                         PART I. - FINANCIAL INFORMATION

Item 1. Financial Statements.


                   Semiconductor Laser International Corporation

                                   Balance Sheet

                                                   December 31,    September 30,
                                                       1999            2000
                                                                    (unaudited)
                                                   ------------     ------------
Assets
Current assets
  Cash and cash equivalents                       $    347,825     $  1,788,558
  Accounts Receivable, net of allowance for
   doubtful accounts of $583,293 and $508,805,
   respectively                                        295,483          352,574
  Inventory                                            861,911        1,155,991
  Prepaid expenses and other assets                     21,147           36,069
                                                   ------------     ------------
                  Total current assets               1,526,366        3,333,192

Property, plant and equipment, net                   2,584,974        2,689,179
Deposits and other assets                              151,021          128,745
                                                   ------------     ------------
                  Total assets                    $  4,262,361     $  6,151,116
                                                   ============     ============

Liabilities and Shareholders' Equity
Current liabilities
  Accounts payable                                $    701,738     $    650,767
  Notes Payable ( Line of Credit )                   1,000,000          742,491
  Accrued expenses and other liabilities               174,810          189,983
  Current portion of long-term debt                     44,368           51,477
                                                   ------------     ------------
                  Total current liabilities          1,920,916        1,634,718

Long-term debt                                         713,668          687,439
Accrued royalty payments                               100,000          100,000
                                                   ------------     ------------
                  Total liabilities                  2,734,584        2,422,157
                                                   ------------     ------------
Commitments and contingencies (Note 5)

Shareholders' Equity
Common stock, par value $.01 per share, 75,000,000
 shares authorized, 15,641,064 issued and outstanding
 at December 31, 1999; 28,518,263 issued and
 outstanding at September 30, 2000                     156,411          285,182
Subscriptions Receivable                              (100,000)            -
Treasury stock                                        (248,241)        (248,241)
Convertible Preferred Stock                             10,000           10,000
Additional paid-in capital                          22,034,364       27,460,509
Accumulated deficit                                (20,324,757)     (23,778,491)
                                                   ------------     ------------
                  Total Shareholders' Equity         1,527,777        3,728,959
                                                   ------------     ------------
                  Total Liabilities and
                    Shareholders' Equity          $  4,262,361     $  6,151,116
                                                   ============     ============

                  See accompanying notes to financial statements.

                  Semiconductor Laser International Corporation

                             Statement of Operations

                                                       Three Months Ended                  Nine Months Ended
                                                          September 30,                      September 30,
                                                      1999             2000            1999             2000
                                                   (unaudited)      (unaudited)     (unaudited)      (unaudited)
                                                   -----------      -----------     -----------      -----------
Net sales                                          $   441,560   $      410,886     $ 1,103,107      $ 1,175,098

Cost of sales                                         (358,753)        (676,764)     (1,709,688)      (2,143,525)
                                                   -----------      -----------     -----------      -----------
     Gross margin                                       82,807         (265,878)       (606,581)        (968,427)

Operating expenses:

Research and development                           $    61,318   $       45,102     $    63,056      $    71,568
Sales and marketing                                     67,839           75,880         264,413          278,227
General and administrative                             657,989          901,506       1,821,294        2,255,799
                                                    ----------       ----------     -----------      -----------
Total operating expenses                               787,146        1,022,488       2,148,763        2,605,594
                                                    ----------       ----------     -----------      -----------

         Loss from operations                          704,339        1,288,366       2,755,344        3,574,021

Interest income                                          9,594           40,107          15,630          120,287
                                                    ----------       ----------     -----------      -----------
         Net loss                                  $   694,745   $    1,248,259     $ 2,739,714      $ 3,453,734
                                                    ==========       ==========     ===========      ===========

Net loss per share, basic and dilutive                $(0.05)          $(0.04)         $(0.22)          $(0.14)
                                                    ==========       ==========     ===========      ===========

Weighted average shares outstanding                 13,476,629       28,518,263      12,374,959       24,986,031
                                                    ==========       ==========     ===========      ===========




                   See accompanying notes to financial statements.

                  Semiconductor Laser International Corporation

                            Statement of Cash Flows

                                                        Nine Months Ended
                                                          September 30,
                                                      1999            2000
                                                   (unaudited)     (unaudited)
                                                   -----------     -----------
Cash flows from operating activities:
Net loss                                           $(2,739,714)    $(3,453,734)
Adjustments to reconcile net loss to
  net cash used in operating
  activities:
   Depreciation and amortization                       173,548         166,283

Change in assets and liabilities:
    Increase in accounts receivable, net               (52,556)        (57,091)
    Increase in inventory                             (391,084)       (294,080)
    Decrease/(increase) in prepaid
     expenses and other assets                          32,845         (14,922)
   (Increase)/decrease in deposits
     and other assets                                  (21,874)         11,043
    Decrease in accounts payable                      (671,606)        (50,971)
    Increase in accrued expenses and
     other liabilities                                 232,814          22,283
                                                   -----------     -----------
Net cash used in operating activities               (3,437,627)     (3,671,189)
                                                   -----------     -----------
Cash flows from investing activities:
Purchase of property, plant and
   equipment                                           (96,325)       (259,255)
                                                   -----------     -----------

Net cash used for investing activities                 (96,325)       (259,255)
                                                   -----------     -----------
Cash flows from financing activities:
Issuance of stock, net of expenses                   3,824,698       5,654,915
Issuance of warrants                                    31,500           -
Proceeds from short-term debt                          450,000           -
Payments on short-term debt                               -           (257,509)
Payments on long-term debt                             (40,756)        (26,229)
                                                   -----------     -----------
Net cash provided by financing
   activities                                        4,265,442       5,371,177
                                                   -----------     -----------
Net increase in cash and cash
   equivalents                                         731,490       1,440,733
Cash and cash equivalents at
   beginning of period                                 111,820         347,825
                                                   -----------     -----------
Cash and cash equivalents at
   end of period                                    $  843,310     $ 1,788,558
                                                   ===========     ===========
Supplemental disclosures of cash flow
information:
  Cash paid during the period for interest          $  123,345     $   158,558
                                                   ===========     ===========



                  See accompanying notes to financial statements.

                  Semiconductor Laser International Corporation


                          Notes to Financial Statements
                                September 30, 2000
                                   (Unaudited)


1. Organization

   Semiconductor Laser International Corporation (the "Company") was incorporated in the State of New York in September 1993 and, subsequently, reincorporated in the Commonwealth of Delaware in September 1997, to produce high power semiconductor diode laser wafers and bars and to market these products worldwide.

2. Financial Resources and Liquidity

   At September 30, 2000 the Company has an accumulated deficit of $23,778,491, representing accumulated losses since inception. The Company also has working capital of $1,698,474 at September 30, 2000. During the nine months ended September 30, 2000, the Company has raised $5,830,000 from a series of private placement offerings of the Company's common stock (more fully described in Note 8).

   Prospectively, however, the Company needs to demonstrate an ability to increase its sales and generate positive gross margins and net income. Based upon budget for the next twelve months, the Company expects that its cash and working capital requirements will continue to be significant as its operations expand. The Company expects that such cash and working capital requirements will be satisfied through a combination of revenue growth and additional private equity financing. There can be no assurance that such additional financing can be consummated. The need to raise equity capital at current stock prices is likely to result in substantial dilution to shareholders and could result in a change of control. One investor who purchased shares of common stock and shares of common stock issuable upon the exercise of warrants in February 2000 and March 2000, now beneficially owns approximately 39.7% of the Company's common stock not including warrants to purchase 8,333,333 shares of common stock.

3. Basis of Presentation

   The accompanying unaudited financial statements have been prepared by the Company. Certain information and footnote disclosures normally included in financial statements prepared in conformity with accounting principles generally accepted in the United States have been condensed or omitted.  In the opinion of the Company's management, the disclosures made
   are adequate to ensure the information presented is not misleading.   The
   financial statements contain all adjustments necessary to present fairly the financial position as of September 30, 2000 and the results of operations and cash flows for the nine months ended September 30, 2000 and 1999. The results of operations for the nine months ended September 30, 2000 are not necessarily indicative of the results to be expected for the full fiscal year or for any future period.

4. Summary of Significant Accounting Policies

   Use of estimates

   The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

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

   Revenue recognition

   Revenue recognition is based on the terms of the underlying sales agreements (purchase orders or contracts). Revenue is typically recognized when products are shipped to customers.

   Research and development

   Research and development costs are expensed as incurred.

   Income taxes

   The Company provides for income taxes in accordance with the asset and liability method as set forth in Financial Accounting Standards No. 109, "Accounting for Income Taxes." This method provides that deferred tax assets and liabilities are recorded, using currently enacted tax rates, based upon the difference between the tax bases of assets and liabilities and their carrying amounts for financial statement purposes. A valuation allowance is recorded when it is more likely than not that deferred tax assets will not be realized.

   Net loss per share

   Net loss per share, basic and diluted, is computed using the weighted average number of shares of common stock outstanding.

   As of September 30, 2000, the Company had outstanding warrants and options to purchase 12,773,271 and 1,118,129 shares of common stock, respectively, which due to the anti-dilutive nature of these instruments, are not included in the calculation of earnings per share for the nine months ended September 30, 2000.

   As of September 30, 1999, the Company had outstanding warrants and options to purchase 3,446,334 and 578,355 shares of common stock, respectively, which due to the anti-dilutive nature of these instruments, are not included in the calculation of earnings per share for the nine months ended September 30, 1999.

   Recent accounting pronouncements

   In June 2000, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 138, Accounting for Certain Derivative Financial Instruments and Certain Hedging Activities - an amendment of SFAS Statement No. 133 ("SFAS No. 138"). SFAS No. 138 amends the accounting and reporting standards of SFAS 133 for certain derivative instruments and for certain hedging activities. The Company is required to adopt SFAS No. 133 by January 1, 2001. The Company does not expect that the adoption of SFAS No. 133 will have a material effect on its financial statements.

   In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin: No. 101 - Revenue Recognition in Financial Statements ("SAB No. 101"), which provides guidance related to revenue recognition based on interpretations and practices followed by the SEC. In June 2000, the SEC issued SAB No. 101B to defer the effective date of SAB No. 101 until the Fourth Quarter of fiscal year 2000. The Company does not expect the adoption of SAB 101 to have a material effect on the Company's results of operations, financial condition or cash flows.

5. Commitment, Contingencies and Other Matters

   Operating Leases

   Rent expense under non-cancellable operating leases, including the FINOVA leases, was $844,765 and $832,241 for the nine months ended September 30, 2000 and 1999, respectively.

   Future minimum payments under non-cancellable operating leases, including the FINOVA lease agreement, at September 30, 2000, are as follows:


                                 Year ending
                                 December 31,      Commitment
                                -------------     -------------
                                    2000(1)        $  358,140(1)
                                    2001            1,222,974
                                                  -------------
                                                   $1,581,114
                                                  =============
           (1) Three months ending Fiscal Year 2000


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


7. Litigation/Investigation

The Company is currently engaged in litigation with a former employee, Dr.
Keith Evans, against whom the Company brought an action for breach of confidentiality obligations and defamation of character. The action is pending in the Supreme Court of Broome County, New York (the "Court"). In 1997, Dr. Evans responded with a counterclaim alleging defamation of character and is seeking $500,000 in damages. A motion to dismiss the counterclaim was presented to the Court on July 28, 2000. In a decision dated August 15, 2000, the Court denied the Company's motion to dismiss, however, the denial was without prejudice, to allow the Company to its reply to Dr. Evans' counterclaim, which in turn, would allow the Company to make another motion to dismiss based on the amended Reply to the Counterclaim. A motion to amend the Company's Reply to the Counterclaim and to dismiss the counterclaim was presented to the Court on October 20, 2000. In a decision dated October 25, 2000 the Court granted that part of the motion seeking to amend the Reply to the Counterclaim, however, it denied that part of the motion seeking to dismiss the counterclaim, again, without prejudice. The Company is appealing that part of the decision which denied the motion to dismiss to the Appellate Division:
Third Department. The Company believes that the ultimate outcome of such action will not have a material impact on the financial condition, results of operations or cash flows of the Company. The action has been recently placed on the trial calendar of the Court.

In August 1998, the Company learned that in June 1998, the Securities and Exchange Commission (the "Commission") had issued a formal order of investigation to determine whether violations of certain aspects of the federal securities laws had occurred in connection with the Company. Pursuant to this formal order of investigation, the Company and certain of its current and former officers and directors have produced documents pursuant to subpoenas from the Northeast Regional Office of the Commission. The Company is not able to speculate as to the specific subject matter of the investigation. There can be no assurance as to the timeliness of the completion of the investigation or as to the final result thereof, and no assurance can be given that the final result of the investigation will not have a material adverse effect on the Company.
The Company has cooperated with the investigation and is responding to all requests for information in connection with the investigation.

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

In November 1999, an action was filed against the Company and several of its present and former officers and directors in the United States Federal Court for the District of Massachusetts entitled Timothy Geran v. Semiconductor Laser International Corporation, Whale Securities Co., LP, Geoffrey T. Burnham, Allen
W. Johnson, Jr., Theodore W. Konopelski, Susan M. Burnham, George Barrett, David
L. Koffman, Brian Thompson, and Nicholas L. Prioletti, Jr., Case No. CA99-30-251 -MAP. The complaint alleges violations by the defendants of Section 12(a)(2) of the Securities Act of 1933 arising out of alleged misrepresentations by defendants as to the Company that allegedly induced plaintiff to purchase warrants to purchase common stock. The complaint seeks damages of $27,782. An agreement in principle has been reached to settle this matter for an immaterial amount.

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

The Company is currently engaged in a lawsuit with one of its customers, Rocky Mountain Instruments/Laser Marking Technologies ("RMI"). RMI disputes the amounts owed to the Company regarding certain orders, has made claims regarding defects in certain of the units delivered and it is currently late in making payments on such orders. The Company believes that RMI owes approximately $468,571 (including a late charge) to the Company. The Company also has asserted claims for lost profits and other damages. The Company has retained an expert in the lawsuit with RMI to determine the total amount of its damages.
On November 2, 1999, the Company filed a complaint and jury demand against RMI claiming, among other things, that RMI had breached its contract and failed to fulfill its promises relating to RMI's purchase of laser diodes from the Company. RMI then filed a counterclaim. A trial date has not yet been established. The Company's allowance for doubtful accounts includes the aforementioned amount which remains uncollected. The parties have agreed in principle to settle this matter. However, there can be no assurance that a definitive settlement will be rendered between the parties.

8.  Financing

The Company entered into a Securities Purchase Agreement, dated as of February 5, 1999 (the "Securities Purchase Agreement"), with bmp Mobility AG Venture Capital ("bmp"), as amended by Amendment No. 1 to Securities Purchase Agreement, dated as of April 28, 1999 (the "Amendment" together with the Securities Purchase Agreement, collectively referred to as the "Amended Securities Purchase Agreement"). Pursuant to the terms of the Amended Securities Purchase Agreement, bmp purchased 2,000,000 shares of common stock and 1,000,000 shares of Series B Convertible Preferred Stock, par value $0.01 per share (the "Series B Stock"), each convertible into 5 shares of common stock or an aggregate of 5,000,000 shares of common stock. bmp had previously purchased 367,650 shares of common stock in unrelated open market transactions. In connection with the Amendment, on June 26, 1999 the Company issued to bmp a five year warrant to purchase an aggregate of 500,000 shares of common stock at an exercise price of $0.50 per share (the "bmp Warrrant"). The shares of common stock issued to bmp contain certain demand and piggyback registration rights and the Series B Stock contains certain anti-dilution rights. Based on public filings, the Company is aware that bmp has transferred ownership of its shares of common stock, the Series B Stock and the bmp Warrant to ANB Alster Neue Beiteiligungs GmbH KG ("ANB").

The Company has available a collateralized line of credit with BSB Bank ("BSB") pursuant to a loan agreement (the "Loan Agreement"), subject to a borrowing base calculation, with an aggregate availability in the amount of $1,000,000 for purposes of providing working capital. The line of credit bears interest at prime plus 2.5%. The Company has utilized $742,491 of this line as of September 30, 2000. There can be no assurance that the aggregate availability of the collateralized line of credit will be available to the Company due to the borrowing base calculation.

In conjunction with the Securities Purchase Agreement, on February 16, 1999, the Company issued to BSB Bank & Trust Company ("BSB") a five year warrant to purchase an aggregate of 500,000 shares of common stock at an exercise price of $0.575 per share (the "BSB Warrant"). The shares issuable upon exercise of the BSB Warrant contain certain piggyback registration rights. The value of the BSB Warrant has been reflected as deferred financing costs in the Company's financial statements and was amortized over the period commencing from date of issue to May 31, 2000.

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

The Company has issued an aggregate of 12,877,199 shares of common stock and 10,517,778 shares of common stock issuable upon exercise of warrants in a series of private placements since January 1, 2000. The Company raised an aggregate of $5,830,000 from such private placements at purchase prices ranging between $0.30 and $0.50 per share and warrant exercise prices ranging between $0.75 and $1.0625 per share of common stock. The warrants may be exercised from time to time over a term of either 4 or 5 years. The Company is considering seeking up to an additional $6 million to $8 million of private placement financing and asset refinancing for expansion into telecommunications. The proceeds of the financing would be used to support increasing sales and product development for telecommunications as well as for facilities expansion and additional capital equipment. There can be no assurance that such additional financing can be consummated.

The Company has filed a registration statement with the Securities and Exchange Commission to register certain shares issued in private placements consummated over the preceding 21 months. The registration statement was declared effective on June 30, 2000.

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

The original four year equipment contract leases with FINOVA will be expiring in the first four months of 2001. These contracts involve significant balloon payments. In addition, the principle payments which were part of the forbearance agreements signed in 1999, are required to be paid throughout the Fourth Quarter of fiscal year 2000 and the First Quarter of fiscal year 2001. These payments have been reflected in the Notes to the Financial Statements
(See Note 5).

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

Results of Operations

Comparison of three month periods ended September 30, 2000 and 1999.

Sales for the three months ended September 30, 2000 were $410,886 as compared to $441,560 for the three months ended September 30, 1999. Although commercial sales increased as compared to the prior period by approximately $20,000, government sales decreased approximately $50,000. Telecommunications related sales for the period in 2000 were approximately $176,000. The Company experienced difficulties with certain pieces of equipment in the three months ended September 30, 2000. The Company believes these difficulties have been resolved. If the Company continues to experience problems with these certain pieces of equipment, there could be an impact on the revenue for future fiscal quarters.

The Company has a purchase order with a customer in China for approximately
$4 million for a single chip high power diode. Such customer has held up the shipment of approximately $140,000 in products already manufactured by the Company and delayed processing of the next production order pending resolution of a claim by an agent in China. Although the claim has not been resolved, the Company has shipped $100,000 in product to China and has been paid for 50% of the shipment up front with the balance by letter of credit expected before the end of November. In addition, the Company has received another purchase order for $127,000 for which the Company received $30,000 in cash up front and a letter of credit for the balance. The Company may not realize any additional revenue from this customer. The realization of the full $4 million amount of the original order is subject to the Company's ability to resolve the dispute and to satisfy the customer's quality and quantity requirements.

Cost of sales, which includes materials, production labor and equipment costs increased $318,012 to $676,764 for the three months ended September 30, 2000 compared to $358,753 for the three months ended September 30, 1999. The increase was attributable to the one time impact in September 1999 of the inclusion of certain work-in-process and finished goods inventories on the balance sheet which reduced the Cost of Goods Sold by $371,000 during this period. In addition, the Company had a lower volume of sales during the third quarter of 2000. Cost of sales levels will continue to exceed sales levels until the volume of sales increases.

Research and Development("R & D") expenditures were $45,102 for the three months ended September 30, 2000 as compared to $61,318 for the same period in 1999. Prior to the three months ended September 30, 1999 R & D expenditures were primarily being charged to the Cost of Goods Sold.

Sales and Marketing expenses were $75,880 for the three months ended September 30, 2000 as compared to $67,839 for the same period in 1999. The increase is attributable to an increase in costs associated with travel expenses offset by a decrease in advertising expenses.

General and Administrative expenses were $901,506 for the three months ended September 30, 2000 as compared to $657,989 for the same period in 1999. The increase was primarily attributable to an increase in professional fees of approximately $123,000, payroll expense of approximately $62,000, recruiting expenses of approximately $11,000 and other miscellaneous net expenses of approximately $48,000. The increase in professional fees is primarily due to an increase in the volume of services required while the other expense increases are primarily due to the addition of sales and support personnel.

Interest income increased $30,513 from $9,594 during the three months ended September 30, 1999 to $40,107 during the three months ended September 30, 2000 as a result of higher levels of invested cash.

Comparison of nine month periods ended September 30, 2000 and 1999.

Sales increased $71,991 from $1,103,107 for the nine month period ended September 30, 1999 to $1,175,098 for the nine month period ended September 30, 2000. Although government contract revenue decreased, commercial revenues increased to more than offset the aforementioned decline. Telecommunications related sales for the period in 2000 were approximately $348,000.

Cost of sales increased $433,836 from $1,707,688 for the nine month period ended September 30, 1999 to $2,143,525 for the nine month period ended September 30, 2000. The increase was attributable to the one time impact in September 1999 of the inclusion of certain work-in-process and finished goods inventories on the balance sheet which reduced the Cost of Goods Sold by $371,000. Cost of sales levels will continue to exceed sales levels until the volume of sales increases. The Company expects sales levels to increase in the future, thus steadily increasing production levels to levels approaching optimum capacity, although no such assurance can be provided.

Research & Development expenditures were $71,568 and $61,318 for the nine months ended September 30, 2000 and 1999, respectively.

Sales and Marketing expenses were $278,227 for the nine months ended September 30, 2000 as compared to $264,413 for the same period in 1999. The increase is attributable to increases in costs associated with trade shows and travel expenses offset by lower brochures and advertising expenses.

General and Administrative expenses were $2,255,799 for the nine months ended September 30, 2000 as compared to $1,821,294 for the same period in 1999. The increase was primarily attributable to an increase in professional fees of approximately $197,000, insurance costs of approximately $32,000, bad debt expense of $25,000, interest expense of approximately $35,000, taxes of approximately $17,000 and payroll expenses of approximately $108,000 and other miscellaneous net expenses of approximately $21,000. The increase in professional fees is primarily due to an increase in the volume of services required while the other expense increases are primarily due to the addition of sales and support personnel and general business expense increases.

Interest income increased $104,657 from $15,630 for the nine month period ended September 30, 1999 to $120,287 for the nine month period ended September 30, 2000 as a result of higher levels of invested cash.

Liquidity and Capital Resources

The Company's cash and cash equivalents at September 30, 2000 were $1,788,558 as compared to $347,825 at December 31, 1999, a net increase of $1,440,733 for the nine months ended September 30, 2000. The increase is the result of the receipt of approximately $5.6 million in proceeds from private offerings of common stock, offset by approximately $259,000 in capital expenditures and $3.4 million in operating losses.

The $5,371,177 provided by financing activities was derived from the issuance of 12,833,333 shares of common stock and warrants to purchase 9,743,333 shares of Common Stock for an aggregate gross consideration of $5,830,000 ($5,654,915 net of fees), offset by payments on the line of credit of $257,509 and on long-term debt of $26,229.

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

The Company has available a collateralized line of credit with BSB pursuant to the Loan Agreement, subject to a borrowing base calculation, with an aggregate availability in the amount of $1,000,000 for purposes of providing working capital. The line of credit bears interest at prime plus 2.5%. The Company has utilized $742,491 of this line as of September 30, 2000. There can be no assurance that the aggregate availability of the collateralized line of credit will be available to the Company due to the borrowing base calculation.

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

Pursuant to the terms of the Amended Securities Purchase Agreement, bmp purchased 2,000,000 shares of common stock and 1,000,000 shares of Series B Stock, each convertible into 5 shares of common stock or an aggregate of 5,000,000 shares of common stock. bmp had previously purchased 367,650 shares of common stock in unrelated open market transactions. In connection with the Amendment, on June 26, 1999 the Company issued to bmp the bmp Warrrant. The shares of common stock issued to bmp contain certain demand and piggyback registration rights and the Series B Stock contains certain anti-dilution rights. Based on public filings, the Company is aware that bmp has transferred ownership of its shares of common stock, the Series B Stock and the bmp Warrant to ANB.

In September 1999, 2,979,256 shares of common stock were issued at an aggregate purchase price of $1,117,221. The Company received $1,061,422 net of finder's fees. The shares of common stock issued in this private placement contain certain piggyback registration rights.

The Company has issued an aggregate of 12,877,199 shares of common stock and 10,517,778 shares of common stock issuable upon exercise of warrants in a series of private placements since January 1, 2000. The Company raised an aggregate of $5,830,000 in gross proceeds from such private placements at purchase prices ranging between $0.30 and $0.50 per share and warrant exercise prices ranging between $0.75 and $1.0625 per share. The warrants may be exercised from time to time over a term of either 4 or 5 years.

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

The original four year equipment contract leases with FINOVA will be expiring in the first four months of 2001. These contracts involve significant balloon payments. In addition, the principle payments which were part of the forbearance agreements signed in 1999, are required to be paid throughout the Fourth Quarter of fiscal year 2000 and the First Quarter of fiscal year 2001. These payments have been reflected in the Notes to the Financial Statements
(See Note 5).

The Company has filed a registration statement with the Securities and Exchange Commission to register certain shares issued in private placements consummated over the preceding 21 months. The Registration Statement was declared effective on June 30, 2000.

The Company has incurred net losses from inception and has an accumulated deficit at September 30, 2000 of $23,778,491. These losses have been financed primarily out of proceeds from the Company's initial public offering and private equity financings. The Company expects that its cash and working capital requirements will continue to be significant as its operations expand.
Potential sources for such cash and working capital requirements are revenue growth and additional private equity financing. It is anticipated that the Company will continue to incur losses for the immediate future until it is able to achieve profitable operations or to generate sales sufficient to support its operations.

The Company anticipates based upon its business plan, that without any capital infusion, its cash will be sufficient for its needs at least until June 30, 2001. The Company intends to seek additional financing, from financial and banking institutions as well as through further equity financings. There can be no assurance that such additional financing can be consummated. If the Company does not receive the additional financing or additional orders which would result in additional revenue to offset the loss of the anticipated financing, then its cash would be sufficient at least to April 30, 2001. The need to raise equity capital at current stock prices is likely to result in substantial dilution to shareholders and could result in a change of control. One investor who purchased shares of common stock and shares of common stock issuable upon exercise of warrants in March 2000, now beneficially owns approximately 39.7% of the Company's common stock not including warrants to purchase 8,333,333 shares of common stock.

The Company anticipates that capital expenditures during fiscal 2000 will be up to $300,000. The Company had hoped to raise additional financing in the year 2000 in order to expand its manufacturing capacity in certain areas. It does not appear that this financing will now be available. There can be no assurance that the Company will be able to obtain additional financing, including any institutional financing, when needed, on commercially reasonable terms or at all.

                          PART II. - OTHER INFORMATION

Item 1. Legal Proceedings.

     See Note 7 to the Financial Statements.


Item 2. Changes in Securities and Use of Proceeds.

     None.


Item 3. Defaults Upon Senior Securities.

     None.


Item 4. Submission of Matters to a Vote of Security Holders.

     The Annual Meeting of Shareholders of the Company was held on September 27, 2000. The shareholders elected the following four directors to serve until the 2001 Annual Meeting of Shareholders or until the election and qualification of their respective successors: Dr. Geoffrey T. Burnham, Susan M. Burnham, George W. Hippisley and Dr. Vincent Tomaselli. In addition, the shareholders of the Company voted on a proposal to approve the Company's 2000 Stock Option Plan and to ratify the selection of Deloitte & Touche, LLP as independent public accountants for the Company for the fiscal year ending December 31, 2000. The results of the voting for the proposal to approve the Company's 2000 Stock Option Plan were as follows: 3,426,078 votes were cast for, 11,907,539 votes were cast against and 5,319,712 votes were withheld. The results of the voting for the proposal to ratify the selection of Deloitte & Touche, LLP as independent public accountants were as follows: 20,603,589 votes were cast for, 28,140 votes were cast against and 21,600 votes were withheld.

Item 5. Other Information.

     The Company recently expanded its current Class 1,000 clean room facility by adding an additional 500 square feet of clean room space. This space will be dedicated to optoelectronic packaging and telecommunications products. However, there can be no assurance that the Company will realize any increase in volume or increase in revenues either from its standard products or its telecommunication products which are currently under development.

Item 6. Exhibits and Reports on Form 8-K.

         (a)   Exhibits.

              10.32  Warrant Issued by the Company to EarlyBirdCapital.com,
                     Inc.
              27     Financial Data Schedule

         (b)   Reports on Form 8-K.

              The Registrant filed Current Reports on Form 8-K, dated July 17, 2000 and August 15, 2000, in connection with a change in the Registrant's certifying accountant.

                                 SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                    Semiconductor Laser International Corporation
                    ---------------------------------------------
                                     (Registrant)



Date: November 13, 2000                 By:/s/ Geoffrey T. Burnham
                                        ----------------------------
                                        Geoffrey T. Burnham
                                          Chairman of the Board, President
                                          and Chief Executive Officer
                                          (Principal Executive Officer)

Date: November 13, 2000                 By:/s/ Leonard E. Lundberg
                                        ----------------------------
                                        Leonard E. Lundberg
                                          Chief Financial Officer
                                          (Principal Financial Officer
                                          and Principal Accounting Officer)

[TYPE]    EX-10.32


THE REGISTERED HOLDER OF THIS WARRANT, BY ITS ACCEPTANCE HEREOF, AGREES THAT IT WILL NOT SELL, TRANSFER OR ASSIGN THIS WARRANT EXCEPT AS HEREIN PROVIDED.

             VOID AFTER 5:00 P.M. EASTERN TIME, JUNE 26, 2004
                              WARRANT

                         For the Purchase of
                   300,000 Shares of Common Stock

                                of

                SEMICONDUCTOR LASER INTERNATIONAL CORP.


1.       Warrant.

     THIS CERTIFIES THAT, in consideration of $10.00 and other good and valuable consideration, duly paid on June 26, 2000 ("Issue Date") by or on behalf of EarlyBirdCapital.com, Inc. ("Holder"), as registered owner of this Warrant, to Semiconductor Laser International Corp. Inc. ("Company"), Holder is entitled, at any time or from time to time at or after June 26, 2000 ("Commencement Date"), and at or before 5:00 p.m., Eastern Time June 26, 2004 ("Expiration Date"), but not thereafter, to subscribe for, purchase and receive, in whole or in part, up to Three Hundred Thousand (300,000) shares of Common Stock of the Company, $.001 par value ("Common Stock"). If the Expiration Date is a day on which banking institutions are authorized by law to close, then this Warrant may be exercised on the next succeeding day which is not such a day in accordance with the terms herein. During the period ending on the Expiration Date, the Company agrees not to take any action that would terminate the Warrant. This Warrant is initially exercisable at $1.00 per share of Common Stock purchased; provided, however, that upon the occurrence of any of the events specified in Section 6 hereof, the rights granted by this Warrant, including the exercise price and the number of shares of Common Stock to be received upon such exercise, shall be adjusted as therein specified. The term "Exercise Price" shall mean the initial exercise price or the adjusted exercise price, depending on the context, of a share of Common Stock. The term "Securities" shall mean the shares of Common Stock issuable upon exercise of this Warrant.

2.       Exercise.

     2.1 Exercise Form. In order to exercise this Warrant, the exercise form attached hereto must be duly executed and completed and delivered to the Company, together with this Warrant and payment of the Exercise Price for the Securities being purchased. If the subscription rights represented hereby shall not be exercised at or before 5:00 p.m., Eastern time, on the Expiration Date, this Warrant shall become and be void without further force or effect, and all rights represented hereby shall cease and expire.

     2.2 Legend. Each certificate for Securities purchased under this Warrant shall bear a legend as follows, unless such Securities have been registered under the Securities Act of 1933, as amended ("Act"):

        "The securities represented by this certificate have not been registered under the Securities Act of 1933, as amended ("Act") or applicable state law. The securities may not be offered for sale, sold or otherwise transferred except pursuant to an effective registration statement under the Act, or pursuant to an exemption from registration under the Act and applicable state law."

     2.3      Conversion Right.

     2.3.1 Determination of Amount. In lieu of the payment of the Exercise Price in cash, the Holder shall have the right (but not the obligation) to convert this Warrant, in whole or in part, into Common Stock ("Conversion Right"), as follows: upon exercise of the Conversion Right, the Company shall deliver to the Holder (without payment by the Holder of any of the Exercise Price) that number of shares of Common Stock equal to the quotient obtained by dividing (x) the "Value" (as defined below) of the portion of the Warrant being converted at the time the Conversion Right is exercised by (y) the Market Price. The "Value" of the portion of the Warrant being converted shall equal the remainder derived from subtracting (a) the Exercise Price multiplied by the number of shares of Common Stock being converted from (b) the Market Price of the Common Stock multiplied by the number of shares of Common Stock being converted. As used herein, the term "Market Price" at any date shall be deemed to be the last reported sale price of the Common Stock on such date, or, in case no such reported sale takes place on such day, the average of the last reported sale prices for the immediately preceding three trading days, in either case as officially reported by the principal securities exchange on which the Common Stock is listed or admitted to trading, or, if the Common Stock is not listed or admitted to trading on any national securities exchange or if any such exchange on which the Common Stock is listed is not its principal trading market, the last reported sale price as furnished by the National Association of Securities Dealers, Inc. ("NASD") through the Nasdaq National Market or SmallCap Market, or, if applicable, the OTC Bulletin Board, or if the Common Stock is not listed or admitted to trading on any of the foregoing markets, or similar organization, as determined in good faith by resolution of the Board of Directors of the Company, based on the best information available to it.

     2.3.2 Exercise of Conversion Right. The Conversion Right may be exercised by the Holder on any business day on or after the Commencement Date and not later than the Expiration Date by delivering the Warrant with a duly executed exercise form attached hereto with the conversion section completed to the Company, exercising the Conversion Right and specifying the total number of shares of Common Stock the Holder will purchase pursuant to such conversion.

3.       Transfer.

     3.1 General Restrictions. The registered Holder of this Warrant, by its acceptance hereof, agrees that it will not sell, transfer or assign or hypothecate this Warrant to anyone except upon compliance with, or pursuant to exemptions from, applicable securities laws. In order to make any permitted assignment, the Holder must deliver to the Company the assignment form attached hereto duly executed and completed, together with this Warrant and payment of all transfer taxes, if any, payable in connection therewith. The Company shall immediately transfer this Warrant on the books of the Company and shall execute and deliver a new Warrant or Warrants of like tenor to the appropriate assignee(s) expressly evidencing the right to purchase the aggregate number of shares of Common Stock purchasable hereunder or such portion of such number as shall be contemplated by any such assignment.

     3.2 Restrictions Imposed by the Securities Act. This Warrant and the Securities underlying this Warrant shall not be transferred unless and until (i) the Company has received the opinion of counsel for the Holder that such securities may be sold pursuant to an exemption from registration under the Act, and applicable state law, the availability of which is established to the reasonable satisfaction of the Company, or (ii) a registration statement relating to such Securities has been filed by the Company and declared effective by the Securities and Exchange Commission and compliance with applicable state law.

4.       New Warrants to be Issued.

     4.1 Partial Exercise or Transfer. Subject to the restrictions in Section 3 hereof, this Warrant may be exercised or assigned in whole or in part. In the event of the exercise or assignment hereof in part only, upon surrender of this Warrant for cancellation, together with the duly executed exercise or assignment form and funds (or conversion equivalent) sufficient to pay any Exercise Price and/or transfer tax, the Company shall cause to be delivered to the Holder without charge a new Warrant of like tenor to this Warrant in the name of the Holder evidencing the right of the Holder to purchase the aggregate number of shares of Common Stock and Warrants purchasable hereunder as to which this Warrant has not been exercised or assigned.

     4.2 Lost Certificate. Upon receipt by the Company of evidence satisfactory to it of the loss, theft, destruction or mutilation of this Warrant and of reasonably satisfactory indemnification, the Company shall execute and deliver a new Warrant of like tenor and date. Any such new Warrant executed and delivered as a result of such loss, theft, mutilation or destruction shall constitute a substitute contractual obligation on the part of the Company.

5.       Registration Rights.

     5.1      "Piggy-Back" Registration.

     5.1.1 Grant of Right. The Holders of this Warrant shall have the right for a period of five years from the Issue Date to include all or any part of this Warrant and the shares of Common Stock underlying this Warrant (collectively, the "Registrable Securities") as part of any registration of securities filed by the Company (other than in connection with a transaction contemplated by Rule 145(a) promulgated under the Act or pursuant to Form S-8 or any equivalent form);  provided,  however,  that if, in the  written  opinion of the  Company's managing underwriter or underwriters, if any, for such offering (the "Underwriter"), the inclusion of the Registrable Securities, when added to the securities being registered by the Company or the selling stockholder(s), will exceed the maximum amount of the Company's securities which can be marketed (i) at a price reasonably related to their then current market value, or (ii) without materially and adversely affecting the entire offering, the Company shall nevertheless register all or any portion of the Registrable Securities required to be so registered but such Registrable Securities shall not be sold by the Holders until 90 days after the registration statement for such offering has become effective; and provided further that, if any securities are registered for sale on behalf of other stockholders in such offering and such stockholders have not agreed to defer such sale until the expiration of such 90 day period, the number of securities to be sold by all stockholders in such public offering during such 90 day period shall be apportioned pro rata among all such selling stockholders, including all holders of the Registrable Securities, according to the total amount of securities of the Company proposed to be sold by said selling stockholders, including all Holders of the Registrable Securities.

     5.1.2 Terms. The Company shall bear all fees and expenses attendant to registering the Registrable Securities, including any filing fees payable to the National Association of Securities Dealers, Inc., but the Holders shall pay any and all underwriting commissions and the expenses of any legal counsel selected by the Holders to represent them in connection with the sale of the Registrable Securities. In the event of such a proposed registration, the Company shall furnish the then Holders of outstanding Registrable Securities with not less than thirty days written notice prior to the proposed date of filing of such registration statement. Such notice to the Holders shall continue to be given for each registration statement filed by the Company until such time as all of the Registrable Securities have been sold by the Holder. The holders of the Registrable Securities shall exercise the "piggy-back" rights provided for herein by giving written notice, within twenty days of the receipt of the Company's notice of its intention to file a registration statement. The Company shall cause any registration statement filed pursuant to the above "piggyback" rights to remain effective until all Registrable Securities thereunder have been sold, or are freely saleable, without restriction, under an exemption from the registration requirements. Nothing contained in this Warrant shall be construed as requiring any Holder to exercise this Warrant or any part thereof prior to the initial filing of any registration statement or the effectiveness thereof.

     5.2      General Terms

     5.2.1    Indemnification.

     (a) The Company shall indemnify the Holder(s) of the Registrable Securities to be sold pursuant to any registration statement hereunder and any underwriter or person deemed to be an underwriter under the Act and each person, if any, who controls such Holders or underwriters or persons deemed to be underwriters within the meaning of Section 15 of the Act or Section 20(a) of the Securities Exchange Act of 1934, as amended ("Exchange Act"), against all loss, claim, damage, expense or liability (including all reasonable attorneys' fees and other expenses reasonably incurred in investigating, preparing or defending against any claim whatsoever) to which any of them may become subject under the Act, the Exchange Act or otherwise, arising from such registration statement. The Holder(s) of the Registrable Securities to be sold pursuant to such registration statement, and their successors and assigns, shall severally, and not jointly, indemnify the Company, against all loss, claim, damage, expense or liability (including all reasonable attorneys' fees and other expenses reasonably incurred in investigating, preparing or defending against any claim whatsoever) to which they may become subject under the Act, the Exchange Act or otherwise, arising from information furnished by or on behalf of such Holders, in writing, for specific inclusion in such registration statement.

     (b) If any action is brought against a party hereto, ("Indemnified Party") in respect of which indemnity may be sought against the other party
("Indemnifying Party"), such Indemnified Party shall promptly notify Indemnifying Party in writing of the institution of such action and Indemnifying Party shall assume the defense of such action, including the employment and fees of counsel reasonably satisfactory to the Indemnified Party. Such Indemnified Party shall have the right to employ its or their own counsel in any such case, but the fees and expenses of such counsel shall be at the expense of such Indemnified Party unless (i) the employment of such counsel shall have been authorized in writing by Indemnifying Party in connection with the defense of such action, or (ii) Indemnifying Party shall not have employed counsel to defend such action, or (iii) such Indemnified Party shall have been advised by counsel that there may be one or more legal defenses available to it which may result in a conflict between the Indemnified Party and Indemnifying Party (in which case Indemnifying Party shall not have the right to direct the defense of such action on behalf of the Indemnified Party), in any of which events, the reasonable fees and expenses of not more than one additional firm of attorneys designated in writing by the Indemnified Party shall be borne by Indemnifying Party. Notwithstanding anything to the contrary contained herein, if Indemnified Party shall assume the defense of such action as provided above, Indemnifying Party shall not be liable for any settlement of any such action effected without its written consent.

     (c) If the indemnification or reimbursement provided for hereunder is finally judicially determined by a court of competent jurisdiction to be unavailable to an Indemnified Party (other than as a consequence of a final judicial determination of willful misconduct, bad faith or gross negligence of such Indemnified Party), then Indemnifying Party agrees, in lieu of indemnifying such Indemnified Party, to contribute to the amount paid or payable by such Indemnified Party (i) in such proportion as is appropriate to reflect the relative benefits received, or sought to be received, by Indemnifying Party on the one hand and by such Indemnified Party on the other or (ii) if (but only if) the allocation provided in clause (i) of this sentence is not permitted by applicable law, in such proportion as is appropriate to reflect not only the relative benefits referred to in such clause (i) but also the relative fault of Indemnifying Party and of such Indemnified Party; provided, however, that in no event shall the aggregate amount contributed by a Holder exceed the profit, if any, earned by such Holder as a result of the exercise by him of the Warrants and the sale by him of the underlying shares of Common Stock.

     (d) The rights accorded to Indemnified Parties hereunder shall be in addition to any rights that any Indemnified Party may have at common law, by separate agreement or otherwise.

     5.2.2 Exercise of Warrants. Nothing contained in this Warrant shall be construed as requiring the Holder(s) to exercise their Warrants prior to or after the initial filing of any registration statement or the effectiveness thereof.

     5.2.3 Documents Delivered to Holders. The Company shall furnish to each Holder participating in any of the foregoing offerings and to each Underwriter of any such offering, if any, a signed counterpart, addressed to such Holder or Underwriter, of (i) an opinion of counsel to the Company, dated the effective date of such registration statement (and, if such registration includes an underwritten public offering, an opinion dated the date of the closing under any underwriting agreement related thereto), and (ii) a "cold comfort" letter dated the effective date of such registration statement (and, if such registration includes an underwritten public offering, a letter dated the date of the closing under the underwriting agreement) signed by the independent public accountants who have issued a report on the Company's financial statements included in such registration statement, in each case covering substantially the same matters with respect to such registration statement (and the prospectus included therein) and, in the case of such accountants' letter, with respect to events subsequent to the date of such financial statements, as are customarily covered in opinions of issuer's counsel and in accountants' letters delivered to underwriters in underwritten public offerings of securities. The Company shall also deliver promptly to each Holder participating in the offering requesting the correspondence and memoranda described below and to the managing underwriter copies of all correspondence between the Commission and the Company, its counsel or auditors and all memoranda relating to discussions with the Commission or its staff with respect to the registration statement and permit each Holder and underwriter to do such investigation, upon reasonable advance notice, with respect to information contained in or omitted from the registration statement as it deems reasonably necessary to comply with applicable securities laws or rules of the NASD. Such investigation shall include access to books, records and properties and opportunities to discuss the business of the Company with its officers and independent auditors, all to such reasonable extent and at such reasonable times and as often as any such Holder shall reasonably request.

6.       Adjustments

     6.1 Adjustments to Exercise Price and Number of Securities. The Exercise Price and the number of shares of Common Stock underlying this Warrant shall be subject to adjustment from time to time as hereinafter set forth:

     6.1.1 Stock Dividends - Recapitalization, Reclassification, Split-Ups. If, after the date hereof, and subject to the provisions of Section 6.2 below, the number of outstanding shares of Common Stock is increased by a stock dividend on the Common Stock payable in shares of Common Stock or by a split-up, recapitalization or reclassification of shares of Common Stock or other similar event, then, on the effective date thereof, the number of shares of Common Stock issuable on exercise of this Warrant shall be increased in proportion to such increase in outstanding shares.

     6.1.2 Aggregation of Shares. If after the date hereof the number of outstanding shares of Common Stock is decreased by a consolidation, combination or reclassification of shares of Common Stock or other similar event, then, upon the effective date thereof, the number of shares of Common Stock issuable on exercise of this Warrant shall be decreased in proportion to such decrease in outstanding shares.

     6.1.3 Adjustments in Exercise Price. Whenever the number of shares of Common Stock purchasable upon the exercise of this Warrant is adjusted, as provided in this Section 6.1, the Exercise Price shall be adjusted (to the nearest cent) by multiplying such Exercise Price immediately prior to such adjustment by a fraction (x) the numerator of which shall be the number of shares of Common Stock purchasable upon the exercise of this Warrant immediately prior to such adjustment, and (y) the denominator of which shall be the number of shares of Common Stock so purchasable immediately thereafter.

     6.1.4 Replacement of Securities upon Reorganization, etc. In case of any reclassification or reorganization of the outstanding shares of Common Stock other than a change covered by Section 6.1.1 hereof or which solely affects the par value of such shares of Common Stock, or in the case of any merger or consolidation of the Company with or into another corporation (other than a consolidation or merger in which the Company is the continuing corporation and which does not result in any reclassification or reorganization of the outstanding shares of Common Stock), or in the case of any sale or conveyance to another corporation or entity of the property of the Company as an entirety or substantially as an entirety in connection with which the Company is dissolved, the Holder of this Warrant shall have the right thereafter (until the expiration of the right of exercise of this Warrant) to receive upon the exercise hereof, for the same aggregate Exercise Price payable hereunder immediately prior to such event, the kind and amount of shares of stock or other securities or property (including cash) receivable upon such reclassification, reorganization, merger or consolidation, or upon a dissolution following any such sale or other transfer, by a Holder of the number of shares of Common Stock of the Company obtainable upon exercise of this Warrant immediately prior to such event; and if any reclassification also results in a change in shares of Common Stock covered by Sections 6.1.1 or 6.1.2, then such adjustment shall be made pursuant to Sections 6.1.1, 6.1.2, 6.1.3 and this Section 6.1.4. The provisions of this
Section 6.1.4 shall similarly apply to successive reclassifications, reorganizations, mergers or consolidations, sales or other transfers.

     6.1.5 Changes in Form of Warrant. This form of Warrant need not be changed because of any change pursuant to this Section, and Warrants issued after such change may state the same Exercise Price and the same number of shares of Common Stock and Warrants as are stated in the Warrants initially issued pursuant to this Agreement. The acceptance by any Holder of the issuance of new Warrants reflecting a required or permissive change shall not be deemed to waive any rights to a prior adjustment or the computation thereof.

     6.2 Elimination of Fractional Interests. The Company shall not be required to issue certificates representing fractions of shares of Common Stock upon the exercise of this Warrant, nor shall it be required to issue scrip or pay cash in lieu of any fractional interests, it being the intent of the parties that all fractional interests shall be eliminated by rounding any fraction up to the nearest whole number of shares of Common Stock or other securities, properties or rights.

7. Reservation and Listing. The Company shall at all times reserve and keep available out of its authorized shares of Common Stock, solely for the purpose of issuance upon exercise of this Warrant, such number of shares of Common Stock or other securities, properties or rights as shall be issuable upon the exercise thereof. The Company covenants and agrees that, upon exercise of the Warrants and payment of the Exercise Price therefor, all shares of Common Stock and other securities issuable upon such exercise shall be duly and validly issued, fully paid and non-assessable and not subject to preemptive rights of any stockholder. As long as the Warrants shall be outstanding, the Company shall use its best efforts to cause all shares of Common Stock issuable upon exercise of the Warrants to be listed (subject to official notice of issuance) on all securities exchanges (or, if applicable on Nasdaq) on which the Common Stock is then listed and/or quoted.

8.       Certain Notice Requirements.

     8.1 Holder's Right to Receive Notice. Nothing herein shall be construed as conferring upon the Holders the right to vote or consent or to receive notice as a stockholder for the election of directors or any other matter, or as having any rights whatsoever as a stockholder of the Company. If, however, at any time prior to the expiration of the Warrants and their exercise, any of the events described in Section 8.2 shall occur, then, in one or more of said events, the Company shall give written notice of such event at least fifteen days prior to the date fixed as a record date or the date of closing the transfer books for the determination of the stockholders entitled to such dividend, distribution, conversion or exchange of securities or subscription rights, or entitled to vote on such proposed dissolution, liquidation, winding up or sale. Such notice shall specify such record date or the date of the closing of the transfer books, as the case may be.

     8.2 Events Requiring Notice. The Company shall be required to give the notice described in this Section 8 upon one or more of the following events: (i) if the Company shall take a record of the holders of its shares of Common Stock for the purpose of entitling them to receive a dividend or distribution, or (ii) the Company shall offer to all the holders of its Common Stock any additional shares of capital stock of the Company or securities convertible into or exchangeable for shares of capital stock of the Company, or any option, right or warrant to subscribe therefor, or (iii) a merger or reorganization in which the Company is not the surviving party, or (iv) a dissolution, liquidation or winding up of the Company (other than in connection with a consolidation or merger) or a sale of all or substantially all of its property, assets and business shall be proposed.

     8.3 Notice of Change in Exercise Price. The Company shall, promptly after an event requiring a change in the Exercise Price pursuant to Section 6 hereof, send notice to the Holders of such event and change ("Price Notice"). The Price Notice shall describe the event causing the change and the method of calculating same and shall be certified as being true and accurate by the Company's President and Chief Financial Officer.

     8.4 Transmittal of Notices. All notices, requests, consents and other communications under this Warrant shall be in writing and shall be deemed to have been duly made on the date of delivery if delivered personally or sent by overnight courier, with acknowledgment of receipt by the party to which notice is given, or on the fifth day after mailing if mailed to the party to whom notice is to be given, by registered or certified mail, return receipt requested, postage prepaid and properly addressed as follows: (i) if to the registered Holder of this Warrant, to the address of such Holder as shown on the books of the Company, or (ii) if to the Company, to its principal executive office.

9.       Miscellaneous.

     9.1 Headings. The headings contained herein are for the sole purpose of convenience of reference, and shall not in any way limit or affect the meaning or interpretation of any of the terms or provisions of this Warrant.

     9.2 Entire Agreement. This Warrant (together with the other agreements and documents being delivered pursuant to or in connection with this Warrant) constitutes the entire agreement of the parties hereto with respect to the subject matter hereof, and supersedes all prior agreements and understandings of the parties, oral and written, with respect to the subject matter hereof.

     9.3 Binding Effect. This Warrant shall inure solely to the benefit of and shall be binding upon, the Holder and the Company and their respective successors, legal representatives and assigns, and no other person shall have or be construed to have any legal or equitable right, remedy or claim under or in respect of or by virtue of this Warrant or any provisions herein contained.

     9.4 Governing Law; Submission to Jurisdiction. This Warrant shall be governed by and construed and enforced in accordance with the law of the State of New York, without giving effect to conflict of laws. The Company hereby agrees that any action, proceeding or claim against it arising out of, or relating in any way to this Warrant shall be brought and enforced in the courts of the State of New York or of the United States of America for the Southern District of New York, and irrevocably submits to such jurisdiction, which jurisdiction shall be exclusive. The Company hereby waives any objection to such exclusive jurisdiction and that such courts represent an inconvenient forum. Any process or summons to be served upon the Company may be served by transmitting a copy thereof by registered or certified mail, return receipt requested, postage prepaid, addressed to it at the address set forth in Section 8 hereof. Such mailing shall be deemed personal service and shall be legal and binding upon the Company in any action, proceeding or claim. The Company agrees that the prevailing party(ies) in any such action shall be entitled to recover from the other party(ies) all of its reasonable attorneys' fees and expenses relating to such action or proceeding and/or incurred in connection with the preparation therefor.

     9.5 Waiver, Etc. The failure of the Company or the Holder to at any time enforce any of the provisions of this Warrant shall not be deemed or construed to be a waiver of any such provision, nor to in any way affect the validity of this Warrant or any provision hereof or the right of the Company or any Holder to thereafter enforce each and every provision of this Warrant. No waiver of any breach, non-compliance or non-fulfillment of any of the provisions of this Warrant shall be effective unless set forth in a written instrument executed by the party or parties against whom or which enforcement of such waiver is sought; and no waiver of any such breach, non-compliance or non-fulfillment shall be construed or deemed to be a waiver of any other or subsequent breach, non-compliance or non-fulfillment.

      IN WITNESS WHEREOF, the Company has caused this Warrant to be signed by its duly authorized officer as of the 24th day of July, 2000.

                                          ____________________________________



                                         By:/s/ Geoffrey T. Burnham
                                            Name: Geoffrey T. Burnham
                                            Title: President & CEO


Form to be used to exercise Warrant:

___________________________________
___________________________________
___________________________________



Date:  _____________________, 20___

     The undersigned hereby elects irrevocably to exercise the within Warrant and to purchase ________ shares of Common Stock of _________________________ and hereby makes payment of $____________ (at the rate of $_________ per share of Common Stock) in payment of the Exercise Price pursuant thereto. Please issue the Common Stock as to which this Warrant is exercised in accordance with the instructions given below.

                                    or

     The undersigned hereby elects irrevocably to convert its right to purchase ____________ shares of Common Stock purchasable under the within Warrant into
__________ shares of Common Stock of  __________________________________________
(based on a "Market Price" of $________ per share of Common Stock). Please issue the Common Stock in accordance with the instructions given below.


                                         ______________________________________
                                         Signature


___________________________
Signature Guaranteed

     NOTICE: The signature to this form must correspond with the name as written upon the face of the within Warrant in every particular without alteration or enlargement or any change whatsoever, and must be guaranteed by a bank, other than a savings bank, or by a trust company or by a firm having membership on a registered national securities exchange.

                  INSTRUCTIONS FOR REGISTRATION OF SECURITIES


Name              ________________________________________________________
                                (Print in Block Letters)


Address  ________________________________________________________


Form to be used to assign Warrant:

                                 ASSIGNMENT


(To be executed by the registered Holder to effect a transfer of the within Warrant):

     FOR VALUE  RECEIVED,  ________________________________  does  hereby  sell, assign and transfer unto _________________________________ the right to purchase
_____________________        shares       of        Common        Stock       of
_________________________________  ("Company")  evidenced by the within  Warrant and does hereby authorize the Company to transfer such right on the books of the Company.


Dated:____________________, 20___



                                      ______________________________________
                                      Signature






     NOTICE: The signature to this form must correspond with the name as written upon the face of the within Warrant in every particular without alteration or enlargement or any change whatsoever, and must be guaranteed by a bank, other than a savings bank, or by a trust company or by a firm having membership on a registered national securities exchange.